Form 10-Q
period 1996-03-31
HOSIERY CORP OF AMERICA INC
filed 1996-04-23
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________

                          Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 36-0782950
      ------------------------------    ----------------------------------
      (State or other jurisdiction of   (I.R.S.Employer Identification No.)
      incorporation or organization)

       3369 Progress Drive
       Bensalem, Pennsylvania                              19020
      -----------------------------------------         ----------
       (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
       has been subject to such filing requirements for the past 90 days.

                            Yes ____X____ No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at April 22, 1996
    -------------------------        ---------------------------------
        Voting                                      1,328,396
        Class A, non-voting                            75,652

INDEX                                                                      PAGE
- -----                                                                      ----


PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                               3

           Condensed Consolidated Statements of Operations
           Three month periods ended March 31, 1996 and March 31, 1995        4

           Condensed Consolidated Statements of Cash Flows
           Three month periods ended March 31, 1996 and March 31, 1995        5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7-10


PART II - OTHER INFORMATION                                                  11
- ---------------------------


SIGNATURES                                                                   12


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
- -------  -------------------------------------------

             HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                 (Dollars in thousands, except per share data)
ASSETS                                                               March 31, 1996   December 31, 1995
                                                                    ---------------   -----------------
                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ..........................            $          678     $        6,987
     Accounts receivable, less an allowance for doubtful
      accounts of $1,824 and $1,263 in 1996 and 1995,
      respectively ......................................                    22,744             19,708
     Inventories ........................................                     7,943              9,814
     Prepaid and other current assets ...................                     1,283              1,382
                                                                     --------------     --------------
         Total current assets ...........................                    32,648             37,891
PROPERTY AND EQUIPMENT, net .............................                    15,379             15,334
MAILING LIST RIGHTS .....................................                        60                 90
DEFERRED CUSTOMER ACQUISITION COSTS......................                    22,364             19,485
DEFERRED DEBT ISSUANCE COSTS, less accumulated
     amortization of $2,433 and $2,016 in 1996 and 1995,
     respectively .......................................                     8,436              8,853
OTHER ASSETS.............................................                     1,152              1,207
                                                                     --------------     --------------
TOTAL ...................................................            $       80,039     $       82,860
                                                                     --------------     --------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

     Current portion of long-term debt ..................            $        4,796     $        3,421
     Current portion of capital lease obligations........                     1,461              1,402
     Accounts payable ...................................                     6,655              3,948
     Accrued expenses and other current liabilities .....                     4,606              5,811
     Accrued interest ...................................                     2,355              4,858
     Accrued coupon redemption costs ....................                     6,071              6,117
     Deferred income taxes ..............................                     6,786              6,540
                                                                     --------------     --------------
          Total current liabilities .....................                    32,730             32,097
LONG-TERM DEBT, Less current portion ....................                   137,631            142,565
CAPITAL LEASE OBLIGATIONS, Less current portion..........                     3,642              3,705
ACCRUED COUPON REDEMPTION COSTS .........................                       517                521
DEFERRED INCOME TAXES ...................................                     6,753              6,508
                                                                     --------------     --------------
          Total liabilities .............................                   181,273            185,396
                                                                     --------------     --------------
COMMITMENTS AND CONTINGENT LIABILITIES
REEDEMABLE EQUITY SECURITIES.............................                       332                332
                                                                     --------------     --------------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares
     authorized: 4,000,000 shares designated as pay-in-kind
      preferred stock,stated at liquidation value of $10
      per share; 25% cumulative, 3,739,782
      shares issued and outstanding .....................                    37,398             37,398
     Common stock, voting, $.01 par value: 3,000,000
      shares authorized, 1,321,522 shares issued and
      outstanding........................................                        13                 13
     Common stock, Class A, non-voting, $.01 par value:
      500,000 shares authorized, 75,652 shares issued
      and outstanding. ..................................                         1                  1
     Additional paid-in capital .........................                    16,805             16,805
     Accumulated deficit.................................                  (154,655)          (155,588)
     Restricted stock ...................................                    (1,134)            (1,499)
     Foreign currency translation adjustment.............                         6                  2
                                                                     --------------     --------------
       Stockholders' deficiency..........................                  (101,566)          (102,868)
                                                                     --------------     --------------
TOTAL....................................................            $       80,039     $       82,860
                                                                     ==============     ==============

            See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                             (Dollars in thousands)
                                   (Unaudited)


                                                              1996        1995
                                                              ----        ----

 NET REVENUES............................................  $ 40,099    $ 33,608
                                                           --------    --------

 COSTS AND EXPENSES:
      Cost of sales......................................    20,912      17,119
      Administrative and general expenses................     3,264       2,659
      Provision for doubtful accounts....................     3,015       2,384
      Marketing costs....................................     4,606       3,473
      Coupon redemption costs............................     1,480       2,001
      Depreciation and amortization......................       658         624
      Interest expense...................................     4,678       5,126
      Other income.......................................       (44)        (64)
                                                            -------     -------
 INCOME BEFORE PROVISION FOR INCOME TAXES................     1,530         286
 PROVISION FOR INCOME TAXES..............................       597         111
                                                            -------     -------

 NET INCOME..............................................  $    933    $    175
                                                           ========    ========


            See notes to condensed consolidated financial statements.

                                       4

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                             (Dollars in thousands)
                                   (Unaudited)
                                                                               1996                  1995
                                                                               ----                  ----

OPERATING ACTIVITIES:
   Net income..................................................          $       933           $       175
   Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization............................                  658                   624
      Amortization of debt issue costs and discounts...........                  462                   567
      Other....................................................                   65                    (4)
      Amortization of deferred customer acquisition costs......                3,950                 2,971
      (Increase) decrease in operating assets:
            Accounts receivable................................               (3,036)               (2,066)
            Inventories........................................                1,871                 1,211
            Payments for deferred customer acquisition costs...               (6,799)               (5,923)
            Prepaid and other current assets...................                   99                  (162)
            Other assets.......................................                   (4)                  260
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and
             other liabilities.................................                 (695)                2,186
            Deferred income taxes..............................                  491                   106
            Accrued coupon redemption costs....................                  (50)                  316
                                                                         -----------          ------------
                 Net cash (used in) provided by operating
                   activities..................................               (2,055)                  261
                                                                         -----------          ------------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment......................                (310)                 (114)
   Proceeds from sale of property and equipment................                   2                     1
                                                                         -----------          ------------
                  Net cash used in investing activities........                (308)                 (113)
                                                                         -----------          ------------
FINANCING ACTIVITIES:
   Payments on bank and other financing........................              (3,604)                  (31)
   Payments on capital leases..................................                (342)                 (286)
   Proceeds from par value of restricted stock.................                   -                     1
   Proceeds from stock subscription............................                   -                   125
                                                                         -----------          ------------
                  Net cash used in financing activities........              (3,946)                 (191)
                                                                         -----------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............           (6,309)                  (43)
Cash and cash equivalents at beginning of year.................               6,987                 3,891
                                                                        ------------          ------------
Cash and cash equivalents at end of period.....................         $       678           $     3,848
                                                                        ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest.................................................         $     6,720           $     4,355
                                                                        ===========           ===========
      Income taxes.............................................         $       235           $         5
                                                                        ===========           ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations of $338 and $1,085 were entered into for new equipment during the three month periods ended 1996 and 1995, respectively.

           See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 1996.


NOTE 2.  Inventories

                                            March 31,     December 31,
                                               1996          1995
                                               ----          ----

Raw materials............................  $   592        $   787
Work-in-process..........................    2,265          1,602
Finished goods...........................    3,316          5,763
Promotional and packing material.........    1,770          1,662
                                            ------        -------
                                            $7,943         $9,814
                                            ======         ======


NOTE 3.  Commitments and Contingencies

The Company has continuing obligations with certain members of management pursuant to previously signed employment agreements.


NOTE 4.  Accounting for Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year end December 31, 1996 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Three Month Period Ended March 31, 1996
         ------------------------------------------------------------------

Results of Operations
- ---------------------


The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:


                                                   Three Month Periods Ended
                                                   -------------------------

                                                     March 31,     March 31,
                                                       1996          1995
                                                       ----          ----

Net revenues .......................................   100.0%       100.0%


         Cost of sales .............................    52.2         50.9


         Administrative and general expenses .......     8.1          7.9


         Provision for doubtful accounts ...........     7.5          7.1


         Marketing costs ...........................    11.5         10.3


         Coupon redemption costs ...................     3.7          6.0


         Depreciation and amortization .............     1.6          1.9
                                                         ---          ---


                  Subtotal .........................    84.6         84.1
                                                        ----         ----



Income before interest expense, other
   income and provision for income taxes ...........    15.4%        15.9%
                                                        ====         ====

Three Month Period Ended March 31, 1996 Compared to Three Month Period Ended March 31, 1995
- --------------------------------------------------------------------------------

Net revenues increased by 19.3% to $40.1 million in the first three months of 1996 from $33.6 million in the first three months of 1995. This increase in net revenues was the result of a combination of pricing ($2.2 million), the introduction of a new style ($0.9 million) and increased volume ($3.4 million). In the first quarter of 1996, Hosiery Corporation began test marketing in Europe.

Cost of sales increased 22.2% to $20.9 million in the first quarter of 1996 from $17.1 for the first quarter of 1995. This increase was primarily attributable to higher front end shipments and the related continuation of back end shipments for these new customers. There were 600 thousand additional front end shipments in the first quarter of 1996 compared to the first quarter of 1995. The cost of sales for front end shipments is substantially higher as a percentage of sales than the cost of back end shipments, resulting in an increase in cost of sales as a percent of sales in 1996 to 52.2% from 50.9% in 1995. Offsetting the higher front end shipment costs were increased pricing effective January 1, 1996 and the sale of a new, higher margin garment.

Administrative and general expenses have increased to $3.3 million in the first quarter of 1996 from $2.7 million for the same period of 1995. Increased personnel and higher wages account for the increase.

Provision for doubtful accounts increased $0.6 million to $3.0 million in the first quarter of 1996 from $2.4 million for the same period of 1995. This increase was caused by additional front end and second shipments in 1996 as compared to 1995 (up 0.7 million shipments), which have a higher rate of uncollectable accounts.

Marketing costs increased 32.6% to $4.6 million from $3.5 million for the three month periods ended March 31, 1996 and March 31, 1995, respectively. A portion of this increase was attributable to higher front end solicitations, as 3.8 million additional solicitations were mailed in the first quarter of 1996 compared to the same period of 1995. The increase was also attributable to higher amortization of deferred marketing costs in the first quarter of 1996 compared to the first quarter of 1995 related to the substantial increase in solicitations in 1995 versus 1994 (up 13.3 million solicitations).

Coupon redemption costs have declined to $1.5 million for the first quarter of 1996 from $2.0 million for the same period of 1995. Lower redemptions account for $0.1 million of the decrease. The remaining decrease relates to the issuance of a new gift catalog in both 1996 and 1995 that has a lower average cost per gift to the Company, and beginning in 1996, the charging of shipping and handling to redemption customers has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions.

Interest expense has decreased to $4.7 million for the three month period ended March 31, 1996 from $5.1 million for the three month period ended March 31, 1995. This decrease in interest expense was a combination of less debt ($0.1 million) and lower rates ($0.3 million) on the bank debt.

Pretax income increased to $1.5 million for the three month period ended March 31, 1996 from $0.3 million for the three month period ended March 31, 1995. The increase in pretax income was primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs offset by increases in cost of sales, bad debts and marketing costs.

Net income increased to $0.9 million in the first three months of 1996 from $0.2 million for the comparable period of 1995. This increase in net income resulted from increased operating results of $1.2 million, offset by a $0.5 million increase in the provision for income taxes.

Liquidity and Capital Resources
- -------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

Working capital decreased to a deficit of ($0.1) million at March 31, 1996 from $5.8 million at December 31, 1995. Increased accounts payable, marketing expenses, current portion of long-term debt and a decline in inventory and cash, offset by an increase in accounts receivable, account for the decrease.

Capital expenditures were $0.6 million and $1.2 million for the three month periods ended March 31, 1996 and March 31, 1995, respectively. A portion of the expenditures in 1996 were financed through the assumption of capital leases.

Cash flows (used in) provided by operations for the three month periods ended March 31, 1996 and March 31, 1995 of ($2.1) million and $0.3 million, respectively, were derived principally from net income of $0.9 million and $0.2 million in 1996 and 1995, respectively, adjusted for non-cash expenses for depreciation and amortization, including amortization of deferred customer acquisition costs of $5.1 million and $4.2 million in 1996 and 1995, respectively, offset by changes in operating assets and liabilities of $8.1 million and $4.1 million in 1996 and 1995, respectively. The changes in operating assets and liabilities included increases in accounts receivable of $3.0 million and $2.1 million in 1996 and 1995, respectively, reductions in inventory of $1.9 million and $1.2 million in 1996 and 1995, respectively, payments of deferred customer acquisition costs of $6.8 million and $5.9 million in 1996 and 1995, respectively, and a decrease in accounts payable, accrued expenses and other liabilities of $0.7 million in 1996. The increases in accounts receivable, as well as the payments of deferred customer acquisition costs reflect the increase in volume of front end solicitations, as well as the timing of such solicitations near the beginning of the calendar year. The reduction in inventory was primarily the result of the increase in volume of business in both 1996 and 1995.

Net cash used in investing activities to acquire property and equipment was $0.3 million and $0.1 million for the three month periods ended March 31, 1996 and March 31, 1995, respectively.

During the three month periods ended March 31, 1996 and March 31, 1995, the Company used $3.9 million and $0.2 million, respectively, in financing activities related to payments on bank and other financing, including capital lease obligations.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At March 31, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) is $147.5 million, including $74.9 million of senior secured debt and $68.2 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $6.3 million in 1996, $9.4 million in 1997, $15.4 million in 1998, $9.6 million in 1999, $18.0 million in 2000 and $18.0 million in 2001.
Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under the Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings of $15.0 million, of which $13.5 million was available as of March 31, 1996.

Inflation

Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the cost of sales and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings
         None.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Reports on Form 8K.
         No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                                                    (Registrant)


                                                          /s/  ARTHUR C. HUGHES
 Date:  April 22, 1996                         _________________________________
 ---------------------
                                                                Arthur C. Hughes
                                                                Vice President &
                                                         Chief Financial Officer