Form 10-K/A
period 1995-12-31
HOSIERY CORP OF AMERICA INC
filed 1996-07-03
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A
                          (AMENDMENT NO. 1)

(MARK ONE)
(  X  )  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the Fiscal Year Ended December 31, 1995

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                    HOSIERY CORPORATION OF AMERICA, INC.
     ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

DELAWARE                                                36-0782950
- ----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                      19020
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                        No
                  ---------------                         --------------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation s-k is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-k or any amendment to this form 10-k. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant is zero. All of the voting stock is held by affiliates and there is no established public trading market for any class of common stock of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at March 25, 1996
- ----------------------------               -----------------------------
Voting                                              1,328,396
Class A, non-voting                                    75,652

                                   PART I

ITEM 1.  BUSINESS

         Hosiery  Corporation  of  America,   Inc.  (the  "Company"),   the
Registrant is a corporation organized in 1975 under the laws of the state of Delaware.

         The Company is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's hosiery production was approximately 55 million pairs in 1995, primarily marketed under the SilkiesR brand name. The Company's manufacturing operations supply all the hosiery required by the Company's continuity program.

         The Company markets its hosiery products exclusively through its direct mail marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 50 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer which has attracted front end customers and reactivated previous customers.

         In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is priced as a "loss leader". The introductory offer is priced at a nominal amount, $1.00 per pair plus shipping and handling, that is substantially less than the cost of manufacturing, processing and shipping the related hosiery.

         Front end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Such
"active back end customers" exclude customers receiving their first shipment. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, on average every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 1995, the Company had approximately 1.1 million back end customers.

Marketing Strategy

         The Company has created a marketing strategy which combines direct mail marketing techniques with its continuity program. The Company's marketing efforts focus on targeting and acquiring front end customers, as well as maintaining a strong relationship with continuity or back end customers through efficient fulfillment of quality products, customer service, creative new product introductions and unique marketing strategies. These direct mail marketing initiatives, refined by advanced statistical and regression analyses, have increased the size and quality of its customer base.

         The Continuity Program. The Company's current initial direct mail solicitation offers its customers the opportunity to receive one free pair of hosiery with the purchase of two additional pairs at $1.00 per pair. The customer is able to choose the size, style and color of hosiery for this initial shipment. Upon receiving the first shipment, the customer can (i) pay for the product and order a second shipment, (ii) pay for the product and elect not to order a second shipment, or (iii) return the product and keep the free pair.

         By paying for the product and ordering a second shipment of hosiery, the customer joins the Company's continuity program and becomes a repeat or back end customer. Upon payment for each shipment, customers are sent a subsequent shipment of regularly priced hose, on average every four to six weeks, with some customers electing a bi-monthly shipment option. With each shipment, customers may change the selection of styles, colors and sizes. Back end shipments contain either four or six pairs of hosiery which vary in price according to style. All shipments are made on credit, but the Company's exposure to any one customer is limited to the cost of one shipment. Customers are not required to commit to a minimum purchase amount and can cancel the program at any time, for any reason.

         The Company actively re-promotes customers who have chosen to discontinue their participation in the continuity program. Based upon the number of previous shipments and the circumstances regarding cancellation of previous enrollment, the Company will send as many as nine reactivation offers to reinstate these customers. In total, the Company sends about 6 million such offers annually, and believes that approximately 30% of those customers rejoin the continuity program as the result of these efforts. The Company also maintains a database of inactive customers who receive adaptations of the standard front end solicitation.

         Acquiring Front End Customers. Direct mail marketing has become the Company's sole means of attracting new front end customers and reactivating previous customers, and has replaced less-targeted methods previously used by the Company, including co-operative advertising and package inserts. Four major solicitations featuring the Company's specially priced introductory offer are mailed each year (January, March, June, September). There is no significant seasonality in the mailings.

         The Company employs advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 58 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. During each major solicitation, all chosen customer lists are ranked by potential realizable profit. The mailing cut off is then matched to budgeted production. This process ensures that anticipated profit is maximized from each of the four mailings.

         Retention of Back End Customers. The Company seeks to retain its continuity or back end customers by providing high quality hosiery on a regular basis and at competitive prices. In addition, the Company employs a variety of programs designed to retain customers over a long period of time. As members of the continuity program, customers receive gift certificates with each shipment of hosiery which can be redeemed for a wide array of merchandise. The Company also offers a women's wear catalog featuring branded and private label lingerie and intimate apparel products in conjunction with outside manufacturers. Through these means the Company believes it has been able to establish a predictable base of back end customers without significant losses of customers over time. The Company continually is working on developing new means of better retaining its back end customers. Customers exit the continuity program for various reasons including unavailability of certain styles and colors, preference for retail stores, situational changes, too much hosiery, promotional sales at retail stores, quality and garment fit.

         Through its data processing capabilities, the Company tracks a customer's order history from the initial order through each subsequent purchase, whether the purchase is a hosiery product, merchandise from the women's wear merchandise catalog, or other consumer products received through gift redemptions. Each of the Company's customer service representatives has on-line capabilities to retrieve customer specific queries and purchasing history.

         Customer Testing. All aspects of the Company's direct mail marketing program result from specific customer testing which the Company conducts continuously. Such testing enables the Company to (i) project the profitability of certain in-house and outside customer lists; (ii) maximize response rates to front end solicitations; (iii) determine the profitability of the product mix offered to back end customers; (iv) determine optimal pricing strategy; and (v) increase payment and retention rates. Constant refinement of test programs through creative design, offer upgrades, new hosiery products and referrals are conducted throughout various mailings with the objective of increasing response rates or reducing cost, without negatively impacting continuation or retention. The time from test to application can take between three and twelve months depending on the testing employed. Historically, the Company's actual results have been similar to its test results.

         Customer Profile. Management believes that the Company's average customer is a working woman between age 30 and 55. The Company estimates that its average customer buys approximately 60% of her sheer hosiery products from the Company, and many of such customers purchase hosiery for other household members.

Product and Development

         The Company manufactures moderately priced, quality women's sheer hosiery under the SilkiesR brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 1996, includes six styles of sheer hosiery, in nine different colors and six sizes, as well as knee-hi's. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm and Shapely Perfection styles. The Company's elastomer products currently represent approximately 80% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles. As of January 1996, the styles range in price from $2.33 to $4.69 per pair. The Company performs extensive consumer research and product testing to: (i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Shapely Perfection.

Data Processing and Management Information Systems

         The Company has computer and data processing capabilities which are more than adequate for its current level of operations. Furthermore, management believes that no further significant incremental capital investment in its computer systems would be necessary to handle the anticipated growth in the level of front end customers beyond 5.0 million, and the related increase in back end shipments. The Company has a full back up and disaster recovery program for its data processing system which enables operation at an outside facility within twelve hours of the onset of such need.

         The Company provides data processing services, including proprietary software programs, to its marketing operations that manage the flow of all hosiery products from solicitation to customer fulfillment. These services include direct mail solicitations, customer list management and customer service operations, including order input, billing, collection, printing and tracking of customers ordering history. Through its database capabilities, the Company is also able to store and manage a proprietary database of customer purchasing habits gathered from the Company's hosiery sales history in addition to customer gift redemptions and women's wear merchandise catalogs. This historical database of customer purchasing habits covers current and past hosiery shipments, customers' credit statistics, buying patterns and purchasing records.

Manufacturing and Distribution

         The Company manages all phases of the manufacturing and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with all the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality. Additionally, the results of the Company's direct mail marketing program allow the Company quickly to adjust its manufacturing output accordingly.

         Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output which allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are all readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. All knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and prepared for delivery.

         Suppliers. The primary raw materials utilized in the Company's manufacturing operations are nylon and spandex yarn, dye and chemicals. The Company purchases a majority of its yarn under 6-month fixed-price contracts from various domestic and international suppliers. Although the Company generally stocks only a two to three week supply of raw materials in order to manage inventory efficiently, the predictable nature of the Company's shipments generally allows it to order raw materials up to a year in advance and secure an adequate supply at prearranged costs.

         Packaging and Distribution. The Company operates fully automated, high speed packaging machines and distributes its products through the United States Postal Service directly to the customer's home. The Company's use of standardized and fully automated packaging allows the Company to achieve significant efficiencies. The Company uses the United States Postal Service and has been able to control delivery costs by passing on to its customers any increases in postal rates. However, there can be no assurance that in the future the Company will be able to pass on increased shipping costs to its customers. The Company also tries to minimize postal costs through the use of pre-sorting, utilizing nine digit zip codes and co-mingling of mail.

         Capital Investment. The Company has substantially completed an extensive investment program begun in 1990 to modernize its manufacturing, computer and distribution operations, resulting in the improved efficiency of the Company's manufacturing operations. During the past five years, the Company has spent approximately $18 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 60 million pairs annually. In addition, the modernization program has provided the Company with the ability to expand future production capacity by approximately 20% from current levels without significant incremental capital investment.

Growth Strategy

         Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides strong potential for future growth through the direct mail marketing channel. The Company's strategy for additional growth primarily involves expanding its current operations by acquiring front end customers through increased solicitations and improved response rates. In 1995, the Company brought in 5.0 million front end customers which has increased substantially from 1993 and 1994 where 3.3 million and 3.7 million front ends were acquired, respectively.

         The basis for the continued growth in front end acquisitions will be the ability to obtain previously unavailable lists and new promotional techniques which have demonstrated improved response rates. Management anticipates that the continued increase in front end customers will continue to lead to growth in back end shipments over the next several years. The Company believes, based in part on management's significant experience with international operations and test marketing during 1995 in the United Kingdom, that the international markets provide significant opportunities for growth.

         Additionally, the Company expects to explore the possibility of an acquisition in the direct mail industry where it can apply its marketing and computer facilities to enhance the value of the Company acquired.

Competition and Industry

         The Company operates exclusively in the women's sheer hosiery industry, targeting adult females as customers. Management believes that the overall women's sheer hosiery market may be declining as a result of the high cost of repeat purchases of such products and changes in women's choices in business and leisure wear. Despite this apparent overall market decline, the Company has been able to increase its sales from $109.8 million in 1993 to $136.3 in 1995.

         Women's sheer hosiery is sold through a variety of distribution channels, including discount stores, grocery and drug stores, specialty stores, national chains and direct marketing. The Company is the only organization which focuses solely on distributing women's sheer hosiery through a direct mail marketing continuity program. Although several competitors have sold their hosiery products via mail order for many years, this distribution has concentrated on the large quantity sale of irregulars, as opposed to the Company's direct mail marketing of high quality women's hosiery products in a continuity program. Because the Company sells women's sheer hosiery, it competes indirectly with major manufacturers and distributors of women's sheer hosiery who primarily sell through the retail channel and some of whom are larger and better capitalized than the Company, and may have greater brand recognition than the Company.

         The major United States hosiery manufacturers include Sara Lee Hosiery, a division of Sara Lee Corporation, Kayser-Roth, a subsidiary of Mexican-based Grupo Synkro S.A., the Company and Americal, a privately held U.S. concern. Sara Lee Hosiery and Kayser-Roth account for more than 70% of the women's sheer hosiery market. Over 60 other smaller manufacturers also produce women's sheer hosiery primarily for sale under private labels. Competition in the women's sheer hosiery market is generally based on price, quality and customer service.

         In   addition,   the  Company   competes,   and  faces   potential
competition, with other direct marketing companies. Such competitors include businesses which engage in direct mail, catalog sales, telemarketing and other methods of sale which compete for the attention and spending dollars of consumers in the home. There are numerous direct marketing companies that are larger and better capitalized than the Company and that offer more varied product assortments. The Company believes, however, that it is the only significant direct marketing company to focus exclusively on women's sheer hosiery.

Employees

         As of December 31, 1995, the Company had 843 employees, 164 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 384 of whom were located at its manufacturing facility in Newland, North Carolina, and 291 of whom were located at its manufacturing, packaging and fulfillment operations facility in Lancaster, South Carolina. Additionally, 4 employees have been added in the United Kingdom for a major test in 1996. Of the total number of employees, 121 are salaried workers. The remaining 722 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Recapitalization

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1995, the outstanding amount of the Company's indebtedness (other than trade payables) is $151.1 million, including $78.6 million of senior secured debt and $68.2 million of senior subordinated debt (the "Notes"). (See Items 7 and 13 and Note 3 to Consolidated Financial Statements).

ITEM 2.  PROPERTIES

         The Company owns or leases facilities at four principal locations. The following sets forth the general location of each, its size, whether the facility is owned or leased and the principal function of each.

                               Size in     Owned/
 Location                    Square Feet   Leased    Function

                                                     Headquarters; Adminis-
                                                     tration; Marketing; Data
                                                     Processing;
 Bensalem, Pennsylvania         60,000     Leased    Customer Service

 Newland, North Carolina       138,000     Owned     Knitting; Sewing

 Lancaster, South Carolina     142,000     Owned     Dyeing; Packaging;
                                                     Fulfillment Operations

 Liverpool, United Kingdom      15,000     Leased    Headquarters; United
                                                     Kingdom

The owned facilities are subject to mortgages and security interests granted to secure payment of the Company's debt. See Note 11 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is involved in, or has been involved in, litigation arising in the normal course of its business. The Company can not predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any litigation which is expected to have a material effect on the financial position of the business or the results of operations and cash flows of the Company.

         In 1984, as a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction, which sets forth specific rules with which the Company must comply in conducting its mail order business and permanently enjoins the Company, its successors and assigns, its officers, agents, representatives and employees, and anyone acting in concert with the Company from violating various FTC and Postal Service laws and regulations. Since entry of the consent injunction, the FTC has not instituted any proceedings against the Company with respect to its mail order business nor has it advised the Company that it considers the Company to be in violation of the consent injunction. The Company believes that it is in full compliance with the consent injunction and continued compliance has not had a material effect on the Company's business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1995.

                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company.

         Approximately 95% of the common stock is owned by affiliates of the Company. Holders of voting common stock are subject to a stockholders agreement. See Item 10, page 37.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                  1991              1992           1993             1994(a)            1995
                                                  ----              ----           ----             -------            ----
                                                                              (In Thousands)

Net Revenues                                   $  87,713        $ 102,235        $ 109,824        $ 118,560         $ 136,299

Income From Continuing
Operations before Provision for
Income Taxes and Cumulative
Effect of Accounting Change                       23,359           10,676           14,943           17,116            12,056

Working Capital                                    6,132            7,632            7,518            3,152             5,794

Total Assets                                      64,989           66,152           66,859           74,860            82,860

Long Term Debt                                    11,954           13,455           12,305          153,442           151,093

Other Long-Term Obligations                         --              1,204              584               66              --

Redeemable Equity Securities                        --               --               --                 45               332

Stockholders Equity                               21,802           25,656           26,318         (110,266)         (102,868)
(Deficiency in Assets)

Cash Dividends Declared                              738              387             --               --                --

- ----------------
(a)   On October 17, 1994, the Company effected the recapitalization of its capital stock. For discussion of the recapitalization,  see Note 3 to the  Consolidated  Financial  Statements  of Hosiery  Corporation  of
      America, Inc. in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Results of Operations

           The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                                Fiscal Years Ended December 31,
                                                 1993        1994        1995
                                                 ----        ----        ----
Net revenues............................        100.0%      100.0%      100.0%
   Cost of sales........................         45.4        44.3        44.7
   Administrative and general expenses..         13.2        11.5         7.5
   Provision for doubtful accounts......          4.6         4.8         5.7
   Marketing costs......................         12.7        13.1        12.8
   Coupon redemption costs..............          5.2         5.4         4.4
   Depreciation and amortization........          1.9         2.6         1.8
                                                -----       -----       -----

        Subtotal........................         83.0        81.7        76.9
                                                 ----        ----        ----

Income from continuing operations
    before interest, other (income)
    expenses and provision for
    income taxes.........................       17.0%       18.3%       23.1%
                                                 ====        ====        ====

Fiscal 1995 Compared to Fiscal 1994

         Solicitations  to front end customers were increased by 41.6% from
30.6 million in fiscal 1994 to 43.3 million in fiscal 1995. Due to the increased number of mailings, front end shipments increased 31.2% from 10.1 million pairs in 1994 to 13.3 million pairs in 1995. As a direct result of higher front end shipments, the Company's back end shipments increased by 10.4% from 24.6 million pairs in 1994 to 27.2 million pairs in 1995.

         Net revenues increased by 15.0% from $118.6 million in fiscal 1994 to $136.3 million in fiscal 1995. This increase was the result of higher solicitations to elicit additional front end customers (up 1.2 million customers from the comparable period). The increase in net revenues was primarily the result of these additional front end shipments, the related continuation of back end shipments for these new customers and there was a $.05 per pair price increase in both fiscal 1995 and 1994. Price variance accounts for approximately 25% of the sales increase, while the balance relates to volume increases.

         Returns of front end shipments increased from 378 thousand in fiscal 1994 to 524 thousand in fiscal 1995, or 38.6%. These returns resulted in $1.5 million and $2.1 million in deductions from sales for front end shipments for these respective periods. Returns of back end shipments also increased from 680 thousand in fiscal 1994 to 766 thousand in fiscal 1995, or 12.6%. These returns resulted in $10.0 million and $11.8 million in deductions from sales for back end shipments for these respective periods.

         Cost of sales increased 16.2% from $52.5 million in fiscal 1994 to $61.0 million in fiscal 1995. This increase was primarily attributable to the higher front end and back end shipments. There were 1.2 million additional front end shipments in 1995 compared to 1994. The cost of sales for front end shipments is higher as a percent of sales than the cost of back end shipments, resulting in an increase in cost of sales as a percent of sales from 1994 (44.3%) to 1995 (44.7%). The higher cost of front end shipments was partially offset by lower manufacturing costs and lower acquisition cost for raw materials.

         Administrative and general expenses decreased 25.1% from $13.6 million in fiscal 1994 to $10.2 million in fiscal 1995. As a percentage of net revenues, these expenses decreased from 11.5% in fiscal 1994 to 7.5% in fiscal 1995. This decrease was primarily due to lower personnel costs ($2.6 million) and the elimination of a corporate-owned life insurance program ($0.8 million).

         Provision for doubtful accounts increased $2.1 million from $5.6 million in fiscal 1994 to $7.8 million in fiscal 1995. This increase was partially caused by additional front end, second and third shipments in fiscal 1995 as compared to fiscal 1994 (1.7 million), which have a higher rate of uncollectible accounts, resulting in $1.3 million of the increase. The balance of the increase was attributable to a lower payment rate ($0.4 million) as compared to fiscal 1994, and an increase in agency fees and volume increases for other hose shipments ($0.4 million).

         Marketing costs increased 12.2% from $15.5 million for fiscal 1994 to $17.4 million for fiscal 1995. This increase was directly attributable to the substantial increase in front end solicitations (30.6 million in 1994 compared to 43.3 million in 1995).

         Coupon redemption costs decreased from $6.4 million in fiscal 1994 to $6.0 million in fiscal 1995. This decrease is the result of providing a new gift catalog to customers with an average cost per gift to the Company that is less than that of previous catalogs. As a percentage of net revenues, redemption costs were 5.4% in 1994 and 4.4% in 1995 reflecting the lower gift costs in 1995 versus 1994.

         Depreciation expense has declined from $3.1 million in fiscal 1994 to $2.5 million in fiscal 1995. The primary reason for the decrease related to accelerated depreciation of computer equipment in 1994 that was replaced in early 1995.

         Interest expense has increased from $4.8 million in fiscal 1994 to $19.7 million in fiscal 1995. This increase was the direct result of the issuance by the Company of approximately $149 million of debt in October 1994 as part of the Recapitalization as defined in "--The Recapitalization" below.

         Pretax income from continuing operations declined from $17.1 million in fiscal 1994 to $12.1 million in fiscal 1995. The decline in pretax income from continuing operations was attributable to the increased interest expense related to the Recapitalization, as well as increases in cost of sales, bad debts and marketing costs, offset by increases in sales and reductions in administrative and general expenses.

         Net income decreased from $9.7 million for the year ended December 31, 1994 to $7.5 million for the comparable period of 1995. Adjusted for the losses on discontinued operations and the cumulative effect of a change in accounting, net income decreased from $10.5 million in 1994 to $7.5 million in 1995. This decrease in net income resulted from decreased operating results ($5.1 million), offset by a $2.1 million decrease in the provision for income taxes.

Fiscal 1994 Compared to Fiscal 1993

         Solicitations  to front end customers  were increased by 1.7% from
30.0 million in fiscal 1993 to 30.6 million in fiscal 1994. Due to the increased number of mailings and improved response rates, front end shipments increased 13.8% from 8.9 million pairs in fiscal 1993 to 10.1 million pairs in fiscal 1994. The Company's back end shipments increased by 1.5% from 24.3 million pairs in fiscal 1993 to 24.6 million pairs in fiscal 1994 as a direct result of higher front end shipments.

         Net revenues increased $8.8 million (8.0%) to $118.6 million in fiscal 1994 from $109.8 million in fiscal 1993. This increase was the result of higher front end shipments and conversion of back end customers to a six pair program from four pairs. Sales in fiscal 1993 for the six pair program were $7.4 million (program only in effect for six months; initiated in June 1993), while sales for fiscal 1994 for the six pair program were $33.9 million. Additionally, there was a price increase of $.05 (approximately 1.3%) in January 1994. The $6.2 million increase in back end sales was attributable to higher volume ($1.2 million), price increases ($3.7 million) and product mix ($1.3 million).

         Returns of front end shipments increased from 316 thousand in fiscal 1993 to 378 thousand in fiscal 1994. These returns resulted in $1.2 million and $1.5 million deductions from sales for front end shipments for these respective periods. Returns of back end shipments also increased from 588 thousand in fiscal 1993 to 680 thousand in fiscal 1994. These returns resulted in $8.2 million and $10.0 million deductions from sales for back end shipments for these respective periods.

         Cost of sales increased 5.4% from $49.8 million in fiscal 1993 to $52.5 million in fiscal 1994. This increase was attributable to the higher front and back end shipments. Cost of sales, as a percentage of sales, declined from 45.4% in fiscal 1993 to 44.3% in fiscal 1994. This decrease reflects continued benefits from the Company's modernization program in the manufacturing of hose ($1.0 million) and conversion of customers to higher margin spandex products. These improvements offset higher costs associated with the increase in front end shipments (increase of 409 thousand shipments from 1994 to 1993), which increased as a percentage of total shipments from 32.8% in fiscal 1993 to 35.4% in fiscal 1994.

         Administrative and general expenses decreased by 5.9% from $14.5 million in fiscal 1993 to $13.6 million in fiscal 1994. This decrease was due to the decrease in corporate-owned life insurance premiums which totaled $2.7 million in 1993 as compared to $0.8 million in 1994, offset by one-time increased salaries and benefit costs ($0.6 million), severance payments ($0.4 million) and costs associated with the sale of the Company ($0.2 million). As a percentage of net revenues these expenses decreased from 13.2% in fiscal 1993 to 11.5% in fiscal 1994.

         Provision for doubtful accounts increased 10.7% from $5.1 million in fiscal 1993 to $5.6 million in fiscal 1994. The increase was caused by the increase in front end shipments in fiscal 1994 (409 thousand) as compared to fiscal 1993. Front end shipments and the next two subsequent shipments consistently generate a higher level of bad debt expense than exists for established customers. While the allowance for doubtful accounts receivable decreased from $1.1 million to $0.9 million from December 31, 1993 to December 31, 1994, after adjusting for a one-time accrual for specific receivables of $0.3 million, the Company's adjusted allowance for doubtful accounts receivable increased from $0.8 million to $0.9 million or from 4.9% to 5.1% of accounts receivable as of December 31, 1993 and 1994, respectively.

         Marketing costs increased 11.6% from $13.9 million in fiscal 1993 to $15.5 million in fiscal 1994 due to costs associated with the increased front end solicitations ($0.7 million), the conversion of customers to the six pair program ($0.4 million) and an increased rate of accelerated amortization of deferred marketing costs due to the implementation of the six pair program.

         Coupon redemption costs increased 12.6% from $5.7 million in fiscal 1993 to $6.4 million in fiscal 1994 due to increased redemptions from a larger base of back end customers ($0.3 million) and an increase in the reserve account for potential future redemptions ($0.3 million) reflecting the growth in the six pair program which enables customers to earn additional certificates. As a percentage of net revenues, redemption costs were 5.2% versus 5.4% in fiscal 1993 and fiscal 1994, respectively.

         Depreciation and amortization expense increased from $2.1 million in fiscal 1993 to $3.1 million in fiscal 1994. The primary reason for this increase related to accelerated depreciation of computer equipment which was replaced in early 1995.

         Interest expense increased from $1.5 million in fiscal 1993 to $4.8 million in fiscal 1994. This increase was the direct result of the issuance by the Company of approximately $149 million of debt in October 1994 as a result of the Recapitalization.

         Other expenses were $2.3 million in fiscal 1993 whereas fiscal 1994 had $0.2 million of other income. In 1993, such expenses included $1.7 million for a litigation settlement, $0.2 million legal costs associated with the settlement, as well as $0.4 million legal fees associated with the estate of a former stockholder of the Company. Other income in fiscal 1994 related primarily to interest income.

         Pretax income from continuing operations increased 14.5% from $14.9 million in fiscal 1993 to $17.1 million in fiscal 1994. The growth in pretax income from continuing operations is attributable to the increase in net revenues and improvements in the Company's margins. This margin increase is due primarily to the decrease in cost of sales as a percentage of net revenues, offset by higher interest and marketing costs.

         Net income increased from $4.1 million in fiscal 1993 to $9.7 million in fiscal 1994. Adjusted for the losses on discontinued operations and the cumulative effect of a change in accounting, net income increased 11.8% from $9.4 million in fiscal 1993 to $10.5 million in fiscal 1994. This increase in net income resulted from an improvement in operating results ($2.2 million), offset by $1.1 million increase in the provision for taxes. Income from continuing operations represented 8.5% of net revenues in fiscal 1993, as compared to 8.8% in fiscal 1994.

         The Company adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 112, "Employers Accounting for Postemployment Benefits," which was effective January 1, 1994. The cumulative effect of the adoption was to decrease net income by $163 thousand, net of taxes of $87 thousand.

Liquidity and Capital Resources

         The Company's cash requirements arise principally from the need to finance new front end solicitations (customers), capital expenditures, debt repayment and other working capital requirements. The Company mailed 30.6 million and 43.3 million solicitations during the years 1994 and 1995. The Company financed these solicitations and expects to finance future solicitations from internally generated funds.

         In fiscal 1993, 1994 and 1995, capital expenditures were $3.9 million, $2.8 million and $3.1 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment and facility enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $3.0 million in 1996 for additional equipment. These capital expenditures will be financed through the assumption of capital leases or other appropriate financing facilities.

         The Company's debt service requirements have changed significantly as a result of the Recapitalization. See "--The Recapitalization" below for further discussion of debt capacity and future debt service requirements.

         Working capital decreased from $7.5 million at December 31, 1993 to $3.2 million at December 31, 1994, and increased to $5.8 million at December 31, 1995. Increased interest, taxes and financing costs account for the decrease from 1993 to 1994. In fiscal 1995, increased cash, receivables and inventories offset by higher interest and taxes are responsible for the increase.

         Cash flows provided by operations for 1993, 1994 and 1995 of $5.1 million, $6.3 million and $8.5 million, respectively, were derived principally from income from continuing operations of $9.4 million, $10.5 million and $7.5 million (before the cumulative effect of a change in accounting) in 1993, 1994 and 1995, respectively, adjusted for non-cash expenses for depreciation and amortization, including amortization of deferred customer acquisition costs of $15.2 million, $17.0 million and $19.9 million in 1993, 1994 and 1995, respectively, and amortization of debt issuance costs and discounts of $0.4 million and $1.8 million in 1994 and 1995, respectively, offset by changes in operating assets and liabilities of $14.4 million, $9.9 million and $18.8 million in 1993, 1994 and 1995, respectively, and cash flows to fund discontinued operations of $5.3 million and $0.6 million in 1993 and 1994, respectively. The changes in operating assets and liabilities include increases in accounts receivable of $1.4 million, $2.7 million and $2.1 million in 1993, 1994 and 1995, respectively, as well as payments for deferred customer acquisition costs of $12.8 million, $12.1 million and $17.9 million in 1993, 1994 and 1995, respectively. These increases and payments reflect the increase in volume and the significant marketing campaigns in the past three years. The proceeds from the Recapitalization were also used, in part, to pay debt issuance costs associated therewith totaling approximately $9.2 million in 1994 and $1.7 million in 1995, net of amounts paid or accrued through the use of the Company's general working capital.

         Net cash used in investing activities in 1995 was $1.0 million. Investing activities provided cash totaling $2.2 million and $5.9 million in 1993 and 1994, respectively. The predominant use of cash in investing activities resulted from the acquisition of property and equipment of $1.1 million, $2.0 million and $1.0 million in 1993, 1994 and 1995, respectively, and net investments in operations that were subsequently discontinued totaling $0.4 million in 1993. Additionally, the Company invested $1.7 million in 1993 in assets later sold to a stockholder. The assets sold to the stockholder consisted primarily of an investment in a foreign subsidiary, property and loans to that stockholder. Proceeds were received from the disposal of the book division for $5.1 million in 1993 and the sale of certain discontinued operations and other assets to the stockholder in connection with the Recapitalization totaling $7.1 million.

         During 1993, 1994 and 1995, the Company used $8.0 million, $8.2 million and $4.4 million, respectively, in financing activities. Net payments on bank and other financing, including capital lease obligations, totaled $6.8 million, $9.9 million and $4.6 million in 1993, 1994 and 1995, respectively. In 1994, the Company received proceeds from the issuance of common and preferred stock totaling $53.4 million, long-term debt totaling $80.0 million and Units totaling $69.2 million in connection with the Recapitalization. The proceeds in 1994 from the Recapitalization were primarily used to purchase shares for treasury totaling $199.0 million. The proceeds from the Recapitalization were also utilized, in part, to pay fees related to the issuance of stock associated therewith totaling approximately $2.0 million, net of amounts paid or accrued through the use of the Company's general working capital. The Company used cash totaling $3.4 million in 1993 to redeem certain shares of its stock. All shares purchased for treasury, or otherwise redeemed, were subsequently retired.

The Recapitalization

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1995, the outstanding amount of the Company's indebtedness (other than trade payables) is $151.1 million, including $78.6 million of senior secured debt and $68.2 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $3.3 million in 1996, $9.4 million in 1997, $15.4 million in 1998, $11.1 million in 1999, $18.0 million in 2000 and $19.5 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002. The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $15.0 million, all of which was available at December 31, 1995.

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

Accounting Statements Not Yet Adopted

         Impairment of Long-Lived Assets. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt the new method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of during fiscal year 1996. However, adoption of this new standard is not expected to have a material effect on the Company's financial position or results of operations.

         Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be adopted by the Company in fiscal year 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     HOSIERY CORPORATION OF AMERICA, INC.

        Index to Financial Statements and Financial Statement Schedules


Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report.....................................
  Consolidated Balance Sheets--
      December 31, 1994 and 1995...................................
  Consolidated Statements of Operations--
      For the years ended December 31, 1993,
      1994 and 1995................................................
  Consolidated Statements of Cash Flows--
       For the years ended December 31, 1993,
       1994 and 1995...............................................
  Consolidated Statements of Stockholders'
       Equity (Deficiency in Assets)--For the
       years ended December 31, 1993, 1994 and 1995................
  Notes to Consolidated Financial Statements.......................
Financial Statement Schedule and Independent Auditors' Report:
  Independent Auditors' Report.....................................
  Schedule I--Valuation and Qualifying
       Accounts--For the years ended
       December 31, 1993, 1994 and 1995............................

        Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Hosiery Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, on July 19, 1994, the Company entered into a Recapitalization and Stock Purchase Agreement.




Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 27, 1996


             HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1995
                 (Dollars in thousands, except per share data)

ASSETS                                                      1994         1995
                                                            ----         ----
CURRENT ASSETS:
  Cash and cash equivalents ......................     $   3,891    $   6,987
  Accounts receivable, less an allowance
    for doubtful accounts of
    $923 and $1,263 in 1994
    and 1995, respectively .......................        17,158       19,708
  Income tax refunds receivable ..................           530           32
  Inventories ....................................         8,287        9,814
  Prepaid and other current assets ...............         1,038        1,350
                                                       ---------    ---------
    Total current assets .........................        30,904       37,891
PROPERTY AND EQUIPMENT, net ......................        14,849       15,334
MAILING LIST RIGHTS ..............................         1,074           90
DEFERRED CUSTOMER ACQUISITION COSTS ..............        16,173       19,485
DEFERRED DEBT ISSUANCE COSTS, less
   accumulated amortization of
   $335 and $2,016 in 1994 and
   1995, respectively ............................        10,510        8,853
OTHER ASSETS .....................................         1,350        1,207
                                                       ---------    ---------
TOTAL ............................................     $  74,860    $  82,860
                                                       =========    =========

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
  Current portion of long-term debt ..............     $   2,393    $   3,421
  Current portion of capital lease
    obligations ..................................         1,056        1,402
  Accounts payable ...............................         3,206        3,948
  Accrued expenses and other current
    liabilities ..................................         5,514        5,644
  Accrued financing cost .........................         2,242         --
  Accrued interest ...............................         2,069        4,858
  Mailing lists rental obligations ...............           588           38
  Accrued coupon redemption costs ................         6,320        6,117
  Deferred income taxes ..........................         4,364        6,540
  Income taxes payable ...........................          --            129
                                                       ---------    ---------
     Total current liabilities ...................        27,752       32,097
LONG-TERM DEBT, Less current portion .............       146,789      142,565
CAPITAL LEASE OBLIGATIONS, Less
  current portion ................................         3,204        3,705
LONG-TERM OBLIGATION - Mailing lists
  rental obligations .............................            66         --
ACCRUED COUPON REDEMPTION COSTS ..................           468          521
DEFERRED INCOME TAXES ............................         6,802        6,508
                                                       ---------    ---------
     Total liabilities ...........................       185,081      185,396
                                                       ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .....................            45          332
                                                       ---------    ---------
DEFICIENCY IN ASSETS:
  Preferred stock, $.01 par value, 12,000,000
    shares authorized: 4,000,000 shares
    designated as pay-in-kind preferred
    stock, stated at liquidation value of
    $10 per share; 25% cumulative,
    3,750,000 and 3,739,782 shares
    issued and outstanding in 1994
    and 1995, respectively .......................        37,500       37,398
  Common stock, voting, $.01 par value:
    3,000,000 shares authorized, 1,321,522
    shares issued and outstanding ................            13           13
  Common stock, Class A, non-voting,
    $.01 par value:  500,000 shares
    authorized, 75,652 shares issued and
    outstanding ..................................             1            1
  Additional paid-in capital .....................        16,840       16,805
  Accumulated deficit ............................      (162,996)    (155,588)
  Stock subscription receivable ..................          (125)        --
  Restricted stock ...............................        (1,499)      (1,499)
  Foreign currency translation adjustment ........          --              2
                                                       ---------    ---------
     Net deficiency in assets ....................      (110,266)    (102,868)
                                                       ---------    ---------
TOTAL ............................................     $  74,860    $  82,860
                                                       =========    =========

                See notes to consolidated financial statements.


             HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                            (Dollars in thousands)


                                                        1993        1994         1995
                                                        ----        ----         ----

NET REVENUES .....................................   $ 109,824    $ 118,560    $ 136,299
                                                     ---------    ---------    ---------

COSTS AND EXPENSES:
     Cost of sales ...............................      49,818       52,485       60,982
     Administrative and general expenses .........      14,466       13,616       10,200
     Provision for doubtful accounts .............       5,097        5,643        7,788
     Marketing costs .............................      13,925       15,542       17,442
     Coupon redemption costs .....................       5,680        6,397        5,969
     Depreciation and amortization ...............       2,095        3,141        2,493
     Interest expense ............................       1,463        4,811       19,749
     Other (income) expenses .....................       2,337         (191)        (380)
                                                     ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE ...................      14,943       17,116       12,056
PROVISION FOR INCOME TAXES .......................       5,581        6,648        4,560
                                                     ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE .............................       9,362       10,468        7,496
LOSS FROM DISCONTINUED OPERATIONS
  (Less income tax (benefit) provision of $(2,086)
  and $8 in 1993 and 1994, respectively) .........      (4,548)        (329)        --
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS
  (Less income tax benefit of $378 and $83
  in 1993 and 1994, respectively) ................        (735)        (230)        --
                                                     ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE ..........................       4,079        9,909        7,496
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........        --           (163)        --
                                                     ---------    ---------    ---------


NET INCOME .......................................   $   4,079    $   9,746    $   7,496
                                                     =========    =========    =========


                See notes to consolidated financial statements.



                                         HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                                         (Dollars in thousands)
                                                                                            1993          1994          1995
                                                                                            ----          ----          ----
OPERATING ACTIVITIES:
   Net income .......................................................................... $   4,079     $   9,746     $   7,496
   Adjustments  to reconcile  net income to net cash  provided by operating activities:
      Depreciation and amortization ....................................................     2,095         3,141         2,493
      Amortization of debt issue costs and discounts ...................................      --             358         1,848
      Cumulative effect of change in accounting principal ..............................      --             163          --
      Loss (gain) on sale and abandonments of property and equipment ...................       218           123            (2)
      Loss from discontinued operations ................................................     4,548           329          --
      Loss on disposal of discontinued operations ......................................       735           230          --
      Amortization of deferred customer acquisition costs ..............................    13,107        13,495        15,574
      Debt issuance costs ..............................................................      --         (10,845)          (23)
      (Increase) decrease in operating assets, net of effects from discontinued
         operations:
            Accounts receivable ........................................................    (1,423)       (2,663)       (2,052)
                                                                                              (949)          410        (1,527)
Inventories
            Payments for deferred customer acquisition costs ...........................   (12,791)      (12,099)      (17,902)
            Prepaid and other current assets ...........................................       154          (718)         (312)
            Other assets ...............................................................    (1,064)         (356)          (56)
      Increase (decrease) in operating liabilities, net of effects from discontinued
          operations:
            Accounts payable, accrued expenses and other liabilities ...................    (1,273)        4,340         1,142
            Deferred income taxes ......................................................     3,118         1,672         1,882
            Income taxes payable .......................................................       109          (671)          129
            Accrued coupon redemption costs ............................................      (286)          199          (150)
      Operating activities of discontinued operations ..................................    (5,296)         (599)         --
                                                                                            ------         -----         -----
                  Net cash provided by operating activities ............................     5,081         6,255         8,540
                                                                                            ------         -----         -----
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..............................................    (1,113)       (1,989)       (1,019)
   Proceeds from sales of property and equipment .......................................       211           106             6
   Proceeds from disposal of a line of business ........................................     5,138          --            --
   Proceeds from disposal of discontinued operations to Stockholder ....................      --           3,158          --
   Proceeds from sale of assets to Stockholder .........................................      --           3,960          --
   Decrease (increase) in assets held for sale to Stockholder ..........................    (1,683)          647          --
   Net investing activities of discontinued operations .................................      (372)         --            --
                                                                                            ------         -----         -----
                  Net cash provided by (used in) investing activities ..................     2,181         5,882        (1,013)
                                                                                            ------         -----         -----
FINANCING ACTIVITIES:
   Net repayment of note payable to bank ...............................................    (1,700)       (2,300)         --
   Proceeds from bank and other financing ..............................................     2,500        80,000          --
   Payments on bank and other financing ................................................    (3,200)       (4,941)       (3,364)
   Payments on capital leases ..........................................................    (1,848)       (2,682)       (1,256)
   Payments of costs associated with issuance of stock .................................      --          (2,601)          (33)
   Capital contribution from Stockholder ...............................................      --             690          --
   Issuance of Preferred stock .........................................................      --          36,478          --
   Issuance of Common stock ............................................................      --          16,902          --
   Issuance of Redeemable Equity Securities, net of costs to issue .....................      --              45           185
   Issuance of units ...................................................................      --          69,146          --
   Stock redemptions and purchases of Treasury stock ...................................    (3,417)     (198,983)         --
   Dividends paid ......................................................................      (125)         --            --
   Purchase price adjustment of Treasury stock .........................................      --            --             (88)
   Proceeds from stock subscription ....................................................      --            --             125
   Net financing activities of discontinued operations .................................      (182)         --            --
                                                                                            ------         -----         -----
                  Net cash used in financing activities ................................    (7,972)       (8,246)       (4,431)
                                                                                            ------         -----         -----
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................................      (710)        3,891         3,096
Cash and cash equivalents at beginning of year .........................................       710          --           3,891
                                                                                            ------         -----         -----
Cash and cash equivalents at end of year ............................................... $       0     $   3,891     $   6,987
                                                                                         =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
                                                                                         $   1,598     $   2,436     $  15,111
                                                                                         =========     =========     =========
      Interest
      Income taxes ..................................................................... $   1,912     $   4,833     $   2,261
                                                                                         =========     =========     =========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Capital lease obligations and financing arrangements of $2,746, $776 and $2,103 were entered into for new equipment and automobiles during 1993, 1994 and 1995, respectively.

Units issued in connection with the Recapitalization Agreement in 1994 consisted of one senior subordinated note and one share of Class A, non voting common stock. Based on the issue price of the Units and the relative fair market value of the notes and the shares at the time of issuance, the Company determined that $67,962 related to the notes issued and $1,184 related to the shares issued.

During 1995, in connection with the issuance of redeemable common shares, certain agreements were amended and executed in order that preferred stock issued in 1995 and 1994 would be redeemable under the same basic terms of the redeemable common stock. Due to the change in terms of the preferred stock agreement, 10,218 shares issued in October 1994 with a value net of issuance costs of $97 were reclassified from preferred stock to redeemable equity securities in 1995.


                See notes to consolidated financial statements.


                          HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                        (Dollars in thousands)

                                                                       PREFERRED STOCK
                                            ----------------------------------------------------------------------
                                                    PIK                   CLASS A                 CLASS B
                                            --------------------    ---------------------    ---------------------
                                              Shares    Amount        Shares     Amount         Shares    Amount
                                            --------------------    ---------------------    ---------------------
 BALANCE, January 1, 1993                          -     $   -       100,000     $  100        100,000    $  520
 Net income
 Additional cost associated
   with previously repurchased
    treasury stock
                                            --------------------    ---------------------    ---------------------
 BALANCE, December 31, 1993                        -         -       100,000        100        100,000       520
 Net income
 Gain on sale of assets to
   Stockholder recognized as
   capital contribution (see Note 3)
 Purchase of shares for treasury
 Retirement of shares in treasury                                   (100,000)      (100)      (100,000)     (520)
 Reclassification of Class A Common
   Stock  into Common Stock and
   effect of stock split of Common
    Stock on approximately a
   62.22 to 1 basis (see Note 3)
 Issuance of Common Stock (see
   Notes 3 and 20)
 Issuance of PIK Preferred Stock
   (see Note 3)                             3,637,602   36,376
 Issuance of shares in connection
   with debentures (see Note 3)
 Issuance of shares in connection
   with management grant (see
   Notes 3 and 20)                            102,180     1,022
 Issuance of shares in connection
   with Recapitalization (see Note 3)          10,218       102
 Costs associated with issuance of
   stock
                                            --------------------    ---------------------    ---------------------
 BALANCE, December 31, 1994                 3,750,000    37,500
 Net income
 Amendment of preferred stock
    agreement resulting in certain
    redeemable preferred equity
    securities                                (10,218)     (102)
 Additional costs associated with
   previously purchased and retired
   treasury stock
 Costs associated with issuance of
   stock
 Receipt of stock subscription
 Foreign currency translation
                                            --------------------    ---------------------    ---------------------
 BALANCE, December 31, 1995                 3,739,782   $37,398            -     $   -              -     $    -
                                            ====================    =====================     ====================






                                                                         COMMON STOCK
                                            ----------------------------------------------------------------------
                                                                          CLASS A,                  CLASS A,
                                                                           VOTING                  NON VOTING
                                            --------------------    ---------------------    ---------------------
                                              Shares    Amount        Shares     Amount        Shares     Amount
                                            --------------------    ---------------------    ---------------------
 BALANCE, January 1, 1993                          -    $    -       183,100     $  183             -     $    -
 Net income
 Additional cost associated
   with previously repurchased
    treasury stock
                                            --------------------    ---------------------    ---------------------
 BALANCE, December 31, 1993                        -         -       183,100     $  183             -     $    -
 Net income
 Gain on sale of assets to
   Stockholder recognized as
   capital contribution (see Note 3)
 Purchase of shares for treasury
 Retirement of shares in treasury                                   (178,396)      (178)
 Reclassification of Class A Common
   Stock  into Common Stock and
   effect of stock split of Common
    Stock on approximately a
   62.22 to 1 basis (see Note 3)             292,600         3        (4,704)        (5)
 Issuance of Common Stock (see
   Notes 3 and 20)                         1,000,660        10                                  5,652          -
 Issuance of PIK Preferred Stock
   (see Note 3)
 Issuance of shares in connection
   with debentures (see Note 3)                                                                70,000          1
 Issuance of shares in connection
   with management grant (see
   Notes 3 and 20)                            28,262         -
 Issuance of shares in connection
   with Recapitalization (see Note 3)
 Costs associated with issuance of
   stock
                                           ---------------------    ---------------------    ---------------------
 BALANCE, December 31, 1994                1,321,522        13             -          -        75,652          1
 Net income
 Amendment of preferred stock
    agreement resulting in certain
    redeemable preferred equity
    securities
 Additional costs associated with
   previously purchased and retired
   treasury stock
 Costs associated with issuance of
   stock
 Receipt of stock subscription
 Foreign currency translation
                                           ---------------------    ---------------------    ---------------------
 BALANCE, December 31, 1995                1,321,522    $   13             -     $    -        75,652      $   1
                                           =====================    =====================    =====================







                                                             TREASURY STOCK
                                            ---------------------------------------------------
                                                  PREFERRED              COMMON
                                                    STOCK                STOCK                       Additional
                                            ----------------------    -----------                     Paid-In
                                              Class A    Class B        Class A         Amount        Capital
                                            ----------------------    --------------------------   -------------
 BALANCE, January 1, 1993                      94,540     90,575        161,059       $(15,198)        $ 4,638
 Net income
 Additional cost associated
   with previously repurchased
    treasury stock                                                                      (3,417)
                                            ----------------------    --------------------------   -------------
 BALANCE, December 31, 1993                    94,540     90,575        161,059        (18,615)          4,638
 Net income
 Gain on sale of assets to
   Stockholder recognized as
   capital contribution (see Note 3)                                                                       690
 Purchase of shares for treasury                 5,460      9,425        17,337       (198,983)
 Retirement of shares in treasury             (100,000)  (100,000)     (178,396)       217,598          (4,566)
 Reclassification of Class A Common
   Stock  into Common Stock and
   effect of stock split of Common
    Stock on approximately a
   62.22 to 1 basis (see Note 3)                                                                             2
 Issuance of Common Stock (see
   Notes 3 and 20)                                                                                      17,017
 Issuance of PIK Preferred Stock
   (see Note 3)
 Issuance of shares in connection
   with debentures (see Note 3)                                                                          1,183
 Issuance of shares in connection
   with management grant (see
   Notes 3 and 20)                                                                                         477
 Issuance of shares in connection
   with Recapitalization (see Note 3)
 Costs associated with issuance of
   stock                                                                                                (2,601)
                                            ----------------------    --------------------------   -------------
 BALANCE, December 31, 1994                          -          -             -              -          16,840
 Net income
 Amendment of preferred stock
    agreement resulting in certain
    redeemable preferred equity
    securities
 Additional costs associated with
   previously purchased and retired
   treasury stock
 Costs associated with issuance of
   stock                                                                                                   (35)
 Receipt of stock subscription
 Foreign currency translation
                                            ----------------------    --------------------------   -------------
 BALANCE, December 31, 1995                          -          -             -          $   -         $16,805
                                            ======================    ==========================   =============






                                               Retained
                                               Earnings            Stock                             Foreign
                                               (Accum.          Subscription       Restricted        Currency
                                               Deficit)         Receivables          Stock          Translation         Total
                                             ------------      --------------     ------------     -------------      ---------
 BALANCE, January 1, 1993                      $ 35,413          $     -             $    -           $    -          $ 25,656
 Net income                                       4,079                                                                  4,079
 Additional cost associated
   with previously repurchased
    treasury stock                                                                                                      (3,417)
                                             ------------      --------------     ------------     -------------      ---------
 BALANCE, December 31, 1993                      39,492                -                  -                -           (26,318)
 Net income                                       9,742                                                                  9,746
 Gain on sale of assets to
   Stockholder recognized as
   capital contribution (see Note 3)                                                                                       690
 Purchase of shares for treasury                                                                                      (198,983)
 Retirement of shares in treasury              (212,234)                                                                     -
 Reclassification of Class A Common
   Stock  into Common Stock and
   effect of stock split of Common
    Stock on approximately a
   62.22 to 1 basis (see Note 3)
 Issuance of Common Stock (see
   Notes 3 and 20)                                                  (125)                                               16,902
 Issuance of PIK Preferred Stock
   (see Note 3)                                                                                                         36,376
 Issuance of shares in connection
   with debentures (see Note 3)                                                                                          1,184
 Issuance of shares in connection
   with management grant (see
   Notes 3 and 20)                                                (1,499)                                                    -
 Issuance of shares in connection
   with Recapitalization (see Note 3)                                                                                      102
 Costs associated with issuance of
   stock                                                                                                                (2,601)
                                             ------------      --------------     ------------     -------------      ---------
 BALANCE, December 31, 1994                    (162,996)            (125)           (1,499)                -          (110,266)
 Net income                                       7,496                                                                  7,496
 Amendment of preferred stock
    agreement resulting in certain
    redeemable preferred equity
    securities                                                                                                            (102)
 Additional costs associated with
   previously purchased and retired
   treasury stock                                   (88)                                                                   (88)
 Costs associated with issuance of
   stock                                                                                                                   (35)
 Receipt of stock subscription                                       125                                                   125
 Foreign currency translation                                                                              2                 2
                                             ------------      --------------     ------------     -------------     ----------
 BALANCE, December 31, 1995                   $(155,588)        $      -           $(1,499)           $    2         $(102,868)
                                             ============      ==============     ============     =============     ==========




 See notes to consolidated financial statements.




           HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
               (Dollars in thousands, except per share data)


1.     ORGANIZATION

       Hosiery Corporation of America, Inc. and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply all the hosiery required by the Company's continuity program.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of Hosiery Corporation of America, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Revenue   Recognition  -  Revenue  less  allowance  for  returns  is recognized when merchandise is shipped. The Company provides for returns at the time of shipment based upon historical experience.

       Cash and Cash Equivalents - Cash and cash equivalents consist of cash and other short-term securities purchased with maturities of less than three months.

       Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

       Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis using estimated lives of 31 years for buildings, 5 to 10 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for automobiles. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease periods which are generally 15 to 18 years. Effective January 1, 1994, the Company changed its estimate of the useful lives of certain computer equipment. This change was made to better reflect the estimated period during which such assets would remain in service. This change resulted in additional depreciation expense for the year ended December 31, 1994, by approximately $700.

       Deferred Customer Acquisition Costs - Deferred customer acquisition costs consist of marketing costs (postage, printed material, customer list rentals, etc.) of the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers. These costs are aggregated by promo- tional program and are amortized on an accelerated basis based upon the estimated current year revenue in proportion to the expected future revenue generated by these customers. Approximately 56% of these costs are amortized in the first 12 months, 69% within 18 months, and 78% within 24 months. The loss incurred on front end shipments to customers is charged to operations at the time of the front end shipment.

       Software Costs - Software costs, principally internally developed, consist of the expenses associated with the development (computer time, license, programming time) of material software projects with a long-term benefit and are included in the consolidated balance sheet as Other Assets. Such assets are amortized on a straight-line basis over a 5 to 10 year period. Effective January 1, 1994, the Company changed its estimate of the useful life of software costs for new software to 7 years to better reflect the estimated period during which such assets will remain in service.

       Derivative Financial Instruments - The Company enters into interest rate caps to manage exposure to fluctuations in interest rates. Premiums paid on caps are amortized to interest expense over the term of the cap.

       Deferred Debt Issuance Costs - Debt issuance costs represent costs associated with bank borrowings and notes and are amortized using the effective interest method over the terms of the related borrowings.

       Income Taxes - The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax basis of assets and liabilities.

       Mailing List Rights - Mailing list rights consist of contracts that are recorded as an asset and a liability. The asset is allocated to deferred customer acquisition costs based on actual usage in proportion to the total estimated usage of the mailing list. The current and long-term portion of the liability is recorded based on the payment terms in the contract.

       Postemployment Benefits - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS No. 112), Employers' Accounting for Postemployment Benefits. SFAS No. 112 requires the expected cost of providing benefits to former or inactive employees after employment but before retirement be accrued if certain conditions are met. The Company provides sick pay, long-term disability and severance benefits for certain employees. The liability for benefits accrued at January 1, 1994 of approximately $163, net of tax of $87, has been reflected in the consolidated statement of income as a cumulative effect of change in accounting. This change had no material effect on net income for the year ended December 31, 1994.

       Impairment of Long-Lived Assets - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The impact of this new standard is not expected to have a material effect on the Company's financial position or results of operations.

       Accounting for Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, will be adopted by the Company in fiscal year 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No.
       123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

       Foreign Currency Translation - Assets and liabilities of the foreign affiliate are translated at the rates of exchange at the balance sheet date. The translation adjustments that result are reported in foreign currency translation adjustment, a separate component of deficiency in assets. Income and expense items are translated at average monthly rates of exchange.

       Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications - Certain reclassifications were made to the prior
       year's   consolidated    financial    statements   to   conform   to
       classifications used in the current period.


3.     RECAPITALIZATION

       On July 19, 1994, an affiliate of Kelso & Company, Inc. ("Kelso"), the Company and Joseph A. Murphy, the sole stockholder of the Company (the "Stockholder"), entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, the Company repurchased from the Stockholder (the "Repurchase") for approximately $191.2 million, which includes approximately $0.9 million in post-closing adjustments (net of $7.8 million received from the Stockholder for the purchase of certain assets (see below)), all of its then outstanding shares of preferred stock and a substantial portion of its then outstanding shares of common stock. On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"), pursuant to which certain affiliates and designees of Kelso and certain members of operating management of the Company (collectively, the "Investor Group"), purchased a controlling equity interest in the Company. The Company effected the Repurchase with the proceeds of the Financing (as defined below). Following the consummation of the Repurchase (and after giving effect to the purchase of common stock by the Investor Group pursuant to the Financing), the Investor Group owns approximately 74% of the Company's common stock, with the Stockholder retaining approximately 21% of the Company's common stock.

       The Company obtained the funds necessary to effect the Repurchase, repay certain existing indebtedness of the Company and pay the fees and expenses incurred in connection with the Recapitalization primarily from the proceeds of a financing (the "Financing") which included (i) borrowings of $80.0 million under a credit agreement, consisting of $80.0 million of term loan facilities (the "Term Loan Facilities") and a $15.0 million revolving credit facility, entered into among the Company, Bankers Trust Company, and the banks signatory thereto, (ii) gross proceeds of approximately $69.1 million from the issuance and sale of the Units (each unit consisting of one Senior Subordinated Note and one share of Class A Common Stock), (iii) gross proceeds of approximately $36.5 million from the sale to the Investor Group of shares of a new class of pay-in-kind preferred stock of the Company for cash, and (iv) gross proceeds of approximately $17.1 million from the sale to the Investor Group of shares of Common Stock for cash. The Company also utilized working capital of approximately $2.0 million to pay fees and expenses incurred in connection with the Recapitalization. In addition, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively (see Note 20).

       The Recapitalization and Stock Purchase Agreement contained customary representations, warranties and conditions. The Recapitalization and Stock Purchase Agreement also provided that, at or prior to the consummation of the Acquisition, the Stockholder and the Company enter into an Escrow agreement pursuant to which, among other things, $10.0 million of the aggregate purchase price paid by the Company to the Stockholder pursuant to the Repurchase be held in escrow to provide a source of payment to satisfy the Stockholder's indemnification obligations under the Recapitalization and Stock Purchase Agreement.

       Prior to the Recapitalization, the Company had authorized classes of voting and non-voting common stock, with shares of voting stock issued and outstanding. As part of the Recapitalization, such non-voting stock was retired and such voting stock was changed and reclassified from Class A Common Stock, par value $1.00 per share, into one share of Common Stock, par value $.01 per share. In addition, in connection with the Recapitalization, the Company issued and sold shares of non-voting Class A Common Stock, a small number of which was purchased by certain designees of Kelso, and the remainder of which was sold in the form of Shares as part of the Units. Upon the occurrance of any Conversion Event (as defined, e.g., any transfer of shares of Class A Common Stock to any persons who are not affiliates of the transferor), each share of Class A Common Stock shall be convertible into one share of the Company's Common Stock. Subsequent to the Recapitalization, the Company effected a stock split of its Common Stock on approximately a 62.22-to-1 basis.

       In connection with the Recapitalization, the Company sold for cash certain assets which were not used in its hosiery business to the Stockholder. The assets were sold at fair value ($7.8 million) as of July 19, 1994, which approximated their then net book value. Certain of these assets, including the Company's Book, Bag, and Overseas Divisions, were restated in the financial statements as discontinued operations and classified as net assets of discontinued operations. The remainder of these assets were classified in the financial statements as assets held for sale to stockholder. (See Notes 4 and 5.) Upon final consummation of the sale on October 17, 1994, the carrying value of these assets had declined by approximately $690 resulting in a gain on the sale. This gain was reflected as a capital contribution in the accompanying financial statements.

4.     DISCONTINUED OPERATIONS AND DISPOSAL OF A LINE OF BUSINESS

       During 1993, the company entered into an agreement to dispose of its rights for the sale of romance novels through direct mail. On July 30, 1993, these rights were sold to Harlequin Enterprises Limited for $5,138 which resulted in a loss of approximately $700 after income tax benefit. The terms of this agreement preclude the Company from publishing and selling contemporary romance novels in North America. On July 9, 1994, as part of the Company's Recapitalization, the Company discontinued the remainder of its Book Division, along with its Overseas and Bag Divisions.

       Summary results of the Book, Bag, and Overseas Divisions were as follows:

                                                            1993       1994
                                                            ----       ----
              Net revenues.........................        $16,582   $  389
              Loss before income taxes (benefit)...         (6,634)    (321)
              Provision for income taxes (benefit).         (2,086)       8
              Net loss.............................         (4,548)    (329)


5.     PROVISION FOR COUPON REDEMPTION

       As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During 1995, customers with an average of 31 coupons redeemed for a free gift (35 coupons in 1994) after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.


6.     INVENTORIES

                                              1994           1995
                                              ----           ----

       Raw materials......................  $   936        $   787
       Work-in-process....................    1,342          1,602
       Finished goods.....................    5,231          5,763
       Promotional and packing material...      778          1,662
                                                ---          -----
                                             $8,287         $9,814
                                             ======         ======

7.     PROPERTY AND EQUIPMENT

                                             1994            1995
                                             ----            ----

       Land and buildings...............   $  5,639       $  5,873
       Machinery and equipment..........     15,948         15,990
       Furniture and fixtures...........      1,520          1,598
       Leasehold improvement............      3,613          3,728
       Automobiles......................        492            569
                                             ------         ------
                                             27,212         27,758
       Less accumulated depreciation
         and amortization................    12,363         12,424
                                             ------         ------
                                            $14,849        $15,334
                                            =======        =======

       Property and equipment includes assets acquired under capital leases, principally machinery and equipment having a net book value of approximately $4,847 and $5,618 as of December 31, 1994 and 1995, respectively. Related accumulated depreciation and amortization was $4,361 and $3,116, respectively. Depreciation and amortization expense for capital lease assets for 1993, 1994 and 1995 was $1,269, $1,810 and $1,077, respectively.


8.     OTHER ASSETS

                                               1994           1995
                                               ----           ----

       Software, net of accumulated
         amortization of approximately
         $5,150 and $5,387, respectively..  $   978      $     800
       Deposits...........................      305            327
       Miscellaneous other................       67             80
                                             ------         ------
                                             $1,350         $1,207
                                             ======         ======

9.     MAILING LIST RIGHTS AND OBLIGATIONS

       During 1992, the Company entered into noncancelable mailing list rights obligations expiring through 1996. Related mailing list rights as of December 31, 1994 and 1995 are $1,074 and $90, net of amounts allocated to deferred customer acquisition costs of $3,750 and $4,733, respectively. Future minimum payments by year under these list agreements have initial or remaining terms of up to three years and have been recorded as mailing lists rental obligations in current liabilities and in "Long-term obligations--Mailing lists rental obligations" in the accompanying balance sheets.

10.    OTHER (INCOME) EXPENSES

       Included in other (income) expenses are the following:

                                          1993          1994          1995
                                          ----          ----          ----

 Interest and other income..........     $ (388)      $ (314)       $ (378)
 Litigation settlement and
   related expenses.................      2,327           --             --
  Miscellaneous (income) expenses...        398          123             (2)
                                         ------       ------         ------
                                         $2,337       $ (191)        $ (380)
                                         ======       ======         ======

11.    LONG-TERM DEBT

                                                       1994          1995
                                                       ----          ----

Amounts due under revolving credit and
  term loan agreement............................. $  80,000       $ 76,725
13.75% Senior Subordinated Notes due
  August 2002.....................................    67,984         68,153
Serial bonds issued by the South
  Carolina Jobs-Economic Development
  Authority with interest rates ranging
  from 5.8% to 7.1% payable beginning
  July 1993 in quarterly principal
  payments and semi-annual payments to the
  trustee of the Bonds.  Bonds are
  collateralized by a letter of credit
  and a building addition in South Carolina.......     1,196          1,108
Other                                                      2             --
Total long-term debt..............................   149,182        145,986
Less current portion..............................     2,393          3,421
                                                     -------       --------

TOTAL LONG-TERM PORTION...........................   146,789       $142,565
                                                     =======       ========

       On October 17, 1994, the Company entered into a revolving credit and term loan agreement with a group of banks with outstanding borrowings totaling $80,000 at December 31, 1994 and $76,725 at December 31, 1995. The facility is secured by substantially all of the assets of Hosiery Corporation of America. The facility is also subject to the continuing guarantees of the subsidiaries of Hosiery Corporation of America. The revolving credit and term loan portions of the facility have maximum borrowings of $15,000 and $80,000, respectively. The term loans are segregated into two series, A Term Loans and B Term Loans,each totaling $40,000. The revolving credit facility expires on October 17, 1999. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest under the agreement is payable at the banks' prime lending rate plus 1.75%. There were no borrowings outstanding under this agreement at December 31, 1994 and 1995. The A Term Loans are payable in quarterly installments ranging from $375 to $3,750, with a final payment due October 17, 1999. The B Term Loans are payable in semi-annual installments ranging from $200 to $10,000, with a final payment due July 31, 2001. Interest is generally payable quarterly and is charged at a premium ranging from 1.75% to 2.25% over the Base Rate or 2.75% to 3.25% over the Eurodollar Rate as defined. The rate in effect at December 31, 1995 ranged from 8.31% to 9.19%. Additionally, fees are charged on the average daily amount of unused commitment and are payable quarterly. Under the terms of the agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the agreement.

       During 1994, the Company sold the 13.75% Senior Subordinated Notes, with a principal amount of $70,000, at a discount, which discount is being amortized using the interest method over the life of the notes. Interest is payable semi-annually. The Notes were sold in denominations of one thousand dollars, each of which contained one share (collectively the "Shares") of the Company's Class A Non Voting Common Stock, par value $.01 per share. The Notes and the Shares were immediately detachable. Beginning October 1, 1997, the Notes, or a portion thereof, will be subject to redemption at the option of the Company at specified redemption prices ranging from 100% to 112% of the aggregate principal amounts of Notes so redeemed. Upon the occurence of a Change of Control, as defined, each holder of the Notes shall have the right to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof. Under the terms of the agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets.

       The Company is currently in compliance with all debt covenants noted above.

       The Company was contingently liable for outstanding letters of credit in the amount of approximately $1,494 as of December 31, 1995.

       On January 17, 1995, the Company purchased an interest rate cap for $149 from Bankers Trust Company. This cap protects $30,000 of the Term Loan Debt from an increase in interest rates over 10%. The cap is based on the LIBOR and pays the excess interest over 10%. The term of the interest rate cap is three years.

       Maturities of long-term debt consisted of the following as of December 31, 1995:

            1996 ......................................       3,421
            1997 ......................................       9,517
            1998 ......................................      15,517
            1999 ......................................      11,267
            2000 ......................................      18,117
            Thereafter ................................      88,147
                                                            -------
                                                           $145,986
                                                            =======


12.    INCOME TAXES

       The provision for income taxes (benefit) consists of the following:

                                       1993            1994            1995
                                       ----            ----            ----
Federal:
    Current ..................       $ 6,146          $ 4,491         $ 2,432

    Deferred .................          (956)           1,110           2,053
                                     -------          -------         -------
                                       5,190            5,601           4,485
                                     -------          -------         -------
States:
    Current ..................           361              485             246

    Deferred .................            30              562            (171)
                                     -------          -------         -------
                                         391            1,047              75
                                     -------          -------         -------
                                     $ 5,581          $ 6,648         $ 4,560
                                     =======          =======         =======


         The components of net deferred tax liabilities consisted of the following:

                                                        1994             1995
                                                        ----             ----
Deferred tax liabilities:
     Deferred customer acquisition costs .........    $  4,974       $  6,064
     Accounts receivable .........................       4,008          5,010
     Property and equipment ......................         611            741
     Other assets ................................         728             42
     Other current assets ........................       1,099          1,689
     Accrued coupon redemption costs .............         141             98
                                                      --------       --------
                                                        11,561         13,644
                                                      --------       --------
Deferred tax assets:
     Accrued expenses ............................        (383)          (583)
     Other                                                 (12)           (13)
                                                      --------       --------
                                                          (395)          (596)
                                                      --------       --------
                                                      $ 11,166       $ 13,048
                                                      ========       ========


         The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:


                                            1993                1994              1995
                                            ----                ----              ----
Tax provision at statutory rate ...   $5,080     34.0%   $5,820     34.0%   $4,099     34.0%
State taxes, net of federal benefit      254      1.7       540      3.2       160      1.3
Other .............................      247      1.6       288      1.7       301      2.5
                                      ------     ----    ------     ----    ------     ----
Provision for income taxes ........   $5,581     37.3%   $6,648     38.9%   $4,560     37.8%
                                      ======     ====    ======     ====    ======     ====


13.    REDEEMABLE EQUITY SECURITIES

       In connection with the Recapitalization, the Company issued 2,826 shares of voting common stock, $.01 par value, to management stockholders for cash. The Company is obligated to redeem these shares from the management stockholders upon the death, disability or termination of employment of the holder. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $45. During 1995, the Company issued an additional 4,048 shares of voting common stock, $.01 par value, for cash under the same basic terms. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $63. In connection with the issuance of redeemable common shares in 1995, certain agreements were amended and executed in order that 14,643 shares of preferred stock issued for cash in 1995 and 10,218 of preferred stock issued for cash in October 1994 would be redeemable under the same basic terms of the redeemable common stock. Each preferred share has a $.01 par value, a stated value at liquidation of $10 and cumulative dividends of 25% of additional shares of PIK preferred stock or fractions thereof. The redeemable preferred stock was recorded at fair value on the date of issuance or amendment providing for their redemption, less issuance costs, totaling $224. The redemption provisions expire the earlier of the fifth anniversary of the October 17, 1994 Recapitalization or the closing of an IPO.


14.    TREASURY STOCK

       In November 1991, subsequent to the death of Bryan Nelson, and in accordance with the Company's require-ments pursuant to a buy/sell agreement dated July 25, 1984 among Joseph Murphy, President, Bryan Nelson, Executive Vice President, (both being beneficial stockholders), and the Company, the Board of Directors approved the Company's purchase of 64,787 shares of common stock for approximately $4,013 and 14,145.5 shares of Class A preferred stock and 24,417 shares of Class B preferred stock for approximately $273 such stock being beneficially owned by the estate of Bryan Nelson. The redemption price of approximately $4,300 ("Redemption Price") was offered based on a formula within the buy/sell agreement. In December 1991, the Company, through an Offering Memorandum dated in October 1991, agreed to purchase, from the beneficiaries of the Estate, 2,226 shares of common stock for $1,977 and 30,030.5 shares of Class A preferred stock and 51,839 shares of Class B preferred stock for $2,730. The purchase price for the common stock and Class A and Class B preferred stock utilized valuations of the Company's common and preferred stock. The valuations were prepared by an independent third party. In 1992, the total redemption price was approved by the Board of Directors and was paid to an escrow agent pursuant to an escrow agreement between the Company and the escrow agent dated March 4, 1992. The estate of Bryan Nelson was not party to the escrow agreement. On April 14, 1992, Sarah Nelson, Administratrix of the estate of Bryan Nelson, filed a petition in Montgomery County, Pennsylvania, Court of Common Pleas, to void the aforementioned agreement. On September 30, 1993, the Company reached a Settlement Agreement with the Administratrix of the estate of Bryan Nelson to end all pending litigation pursuant to this Settlement Agreement, which was approved by the Montgomery County, Pennsylvania, Court of Common Pleas. The Company paid an additional amount of approximately $3,137 in connection with this redemption. This amount, plus approximately $280 of interest which was accrued from amounts tendered in 1991, was accounted for as treasury stock.

       Pursuant to the Recapitalization Agreement (see Note 3), the Company repurchased from the Stockholder for approximately $199.0 million, which includes approximately $0.9 million in post-closing adjustments, all of its then outstanding shares of Preferred Stock (5,460 Class A shares and 9,425 Class B shares) and 17,337 shares of its then outstanding Common Stock. These shares along with all previously acquired shares of Preferred and Common Stock were then retired. During 1995, additional post closing adjustments totaling $88 were made to the purchase price relating to the retired treasury shares.


           HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
               (Dollars in thousands, except per share data)


15.    LEASE COMMITMENTS

       The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 1995:

Year ending                                             Capital   Operating
December 31,                                             Leases     Leases
- ------------                                             ------     ------
1996 .............................................      $ 1,644    $   984
1997 .............................................        1,451        934
1998 .............................................          989        917
1999 .............................................          784        873
2000 .............................................          379        873
Thereafter .......................................          385      5,602
                                                        -------    -------
                                                          5,632    $10,183
                                                                   =======
Amount representing imputed interest .............          525
                                                        -------
Present value of net minimum lease
  payments .......................................        5,107
Less current portion .............................        1,402
                                                        -------
                                                        $ 3,705
                                                        =======

Rental expense under all operating  leases for the years ended December 31,
1993,  1994  and  1995,  was  approximately   $1,430,  $1,301  and  $1,046,
respectively.


16.    COMMITMENTS AND CONTINGENCIES

       On June 19, 1993, the Company reached a Settlement Agreement with International Data Processing, Inc. ("IDP") to end all pending litigation regarding a lawsuit brought by the Company against IDP for breach of contract and intentional misrepresentation by IDP, and a counterclaim by IDP against the Company alleging improper termination of an agreement to manage, staff and operate the Company's data processing center for 5 years beginning in 1989. Pursuant to the Settlement Agreement, which was approved by the Federal Court in Newark, New Jersey, the Company paid the total amount of $1,650 to IDP and the related legal costs of $220, which have been included in other (income) expenses.

       The Company has entered into employment agreements with certain members of management.

       The Company has agreed to pay Kelso an annual fee of $263 each year for financial advisory services and to reimburse Kelso for out-of-pocket expenses incurred. Non-officer directors of the Company, other than those directors who are affiliated with Kelso, will be paid an annual retainer of $20. In addition, all out-of-pocket expenses of non-officer directors, including those directors who are affiliated with Kelso, related to meetings attended, will be reimbursed by the Company. Non-officer directors, including those directors affiliated with Kelso, will receive no additional compensation for their services as directors of the Company except as described above.

       The Company is involved in, or has been involved in, litigation arising in the normal course of its business. The Company can not predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any litigation which is expected to have a material effect on the financial position of the business or the results of operations and cash flows of the Company.

17.    PROFIT SHARING PLAN

       The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $365, $430 and $442 in 1993, 1994 and 1995, respectively.

       All contributions and investments are held in a trust for the benefit of plan participants. Employees with five years of service prior to January 1, 1990, are 100% vested in the entire amounts held for them under the plan. All employees are 100% vested in their pretax contributions and earnings thereon, but become vested in the Company contributions and earnings at a rate based on years of service, with full vesting after five years.


18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company values the financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

       Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses. The carrying amount of these items are a reasonable estimate of their fair values because of the short maturity of these instruments.

       Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 1995 the Company had a carrying amount of long-term debt of $145,986 and an estimated fair value of $148,008.

19.    STOCK OPTION PLAN

       In October 1994, the Board of Directors resolved to adopt a stock option plan for the issuance of 190,909 shares of common stock. Although the terms of the stock option plan have not been finalized, the Company has agreed to grant options to certain key employees of the Company under certain circumstances.

20.    RELATED PARTIES TRANSACTIONS

       The Company advanced funds to three of its officers totaling $1,206 during 1993 and $491 during 1994. These amounts are evidenced by demand notes with interest at rates ranging from 1.0% to 1.5% over prime and have been recorded together with accrued interest as assets held for sale. These advances were repaid on October 17, 1994, as part of the Recapitalization.

       During 1993, the Company paid $1,000 as a brokerage fee to a corporation controlled by the sole Stockholder and chief executive officer of the Company pursuant to a brokerage fee agreement in connection with the sale of certain assets and rights of Meteor Incorporated, a former subsidiary of the Company, to unrelated third parties.

       During 1993, the Estate transferred real property to the Company in lieu of payment for advances made for the Estate for administration expenses and taxes totaling $150. The real property was sold on October 1, 1993, to an unrelated party resulting in a loss of approximately $115 which was reflected in the consolidated statement of operations in 1993.

       In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 1994 and December 31, 1995 totaled $52 and $250, respectively.

       In connection with the Recapitalization, on October 17, 1994, certain designees of Kelso acquired shares of the Company's Common Stock. The proceeds from the sale of these shares were received subsequent to December 31, 1994 and, accordingly, were included in the accompanying 1994 balance sheet as an increase (stock subscriptions receivable) in deficiency in assets.

       During 1994 and 1995, certain officers of the Company acquired shares of both the Company's common and preferred stock. These shares are included in the accompanying balance sheets as redeemable equity securities and are shown net of issuance costs.

       Kelso provides financial advisory services to the Company for an annual fee. Payment for these services and reimbursement of expenses totalled $172 in 1994 and $308 in 1995.

21.    PREFERRED STOCK

       The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. Cumulative dividends on preferred shares that have not been declared since The Recapitalization total approximately 1.1 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.5 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation preference thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authorization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.

22.    QUARTERLY INFORMATION (UNAUDITED)

       Summarized quarterly financial data for 1995 and 1994 are set forth below:


                                                         March 31         June 30       September 30     December 31       Total
                                                         --------         -------       ------------     -----------       -----
1995

Net Revenues ......................................      $ 33,608        $ 36,526        $ 32,902        $ 33,263        $136,299
Gross Profit ......................................        16,489          20,593          18,674          19,561          75,317
Income from continuing operations
   before provision for income taxes
   and cumulative effect of
   accounting change ..............................           286           4,572           2,467           4,731          12,056
Net Income ........................................           175           2,789           1,504           3,028           7,496

                                                                                                                             1994

Net Revenue .......................................        31,328          29,915          28,865          28,452         118,560
Gross Profit ......................................        15,896          17,203          15,985          16,991          66,075
Income from continuing operations
   before provision for income taxes
   and cumulative effect of
   accounting change ..............................         5,065           5,497           4,801           1,753          17,116
Net Income ........................................         2,786           3,603           2,064           1,293           9,746



ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

         None.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                  Age    Position
- ----                  ---    --------
John F. Biagini       52     Chairman, Chief Executive Officer and President
Darrell Edwards       37     Vice President and Director of Marketing
Robert M. Henry       49     Senior Vice President, Business Development
Arthur Hughes         54     Vice President and Chief Financial Officer
William J. Kelly      46     Vice President, Systems and Operations
Hans Lengers          50     President, U.S. Textile Corporation and Director
Robert Mooney         53     Vice President and General Counsel
Frank K. Bynum, Jr.   33     Director
Michael B. Goldberg   49     Director
Joseph A. Murphy      52     Director


         Directors shall be elected by a plurality of the votes cast at annual meetings of stockholders (except in the case of vacancies on the Board of Directors). All directors of the Company serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation, or removal. All executive officers hold office at the pleasure of the Board of Directors. See "--Stockholders Agreement" and "--Employment Agreements".

         Non-officer directors of the Company, other than those directors who are affiliated with Kelso, will be paid on annual retainer of $20,000. In addition, all out-of-pocket expenses of non-officer directors, including those directors who are affiliated with Kelso, related to meetings attended will be reimbursed by the Company. Non-officer directors, including those directors affiliated with Kelso, will receive no additional compensation for their services as directors of the Company except as described above. Officers of the Company who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company.

         There are no family relationships among directors and executive officers of the Company. For certain information regarding the stock ownership of the Company, see "Security Ownership of Certain Beneficial Owners and Management".

         The business experience for at least the last five years of each of the directors and executive officers is as follows:

         Mr. Biagini has been the Chairman, Chief Executive Officer and President of the Company since consummation of the Recapitalization. Mr. Biagini served as President and Chief Operating Officer since June 1992. From March 1988 to June 1992, Mr. Biagini was Vice President of Marketing of the Company. Before joining the Company in March 1988, Mr. Biagini was President of the Direct Marketing Division of Harlequin Enterprises from 1983 to 1988 and served in various United States and international direct mail assignments for Reader's Digest Association from 1972 to 1983.

         Mr. Edwards has been the Vice President and Director of Marketing of the Company since consummation of the Recapitalization. Mr. Edwards served as Vice President and Director of Marketing since he joined the company in October 1992. Before joining the Company in October 1992, Mr. Edwards held various magazine marketing positions for Reader's Digest Association since at least 1989.

         Mr. Henry has been Senior Vice President, Business Development since September 1995. From 1993 to 1995, he served as Chairman, Marketing Services, for Bates Advertising U.S. From 1990 to 1993, Mr. Henry was Vice Chairman and Chief Operating Officer of McCaffrey and McCall Advertising.

         Mr. Hughes has been the Vice President and Chief Financial Officer of the Company since August 1995. Mr. Hughes served as Vice President and Controller of the Company from 1990 to August 1995.

         Mr. Kelly has been the Vice President, Systems and Operations, of the Company since December 1993. From November 1988 until December 1993, Mr. Kelly was Vice President, Systems and Programming. Before joining the Company in November 1988, Mr. Kelly held various data processing systems and data processing operations management positions.

         Mr. Lengers has been the President of U.S. Textile Corporation (the Company's wholly-owned manufacturing subsidiary) and a Director of the Company since 1978, and is one of the founders of U.S. Textile Corporation.

         Mr.  Mooney  has been  the Vice  President,  General  Counsel  and
Secretary of the Company since consummation of the Recapitalization. Mr. Mooney served as the Vice President and General Counsel since joining the Company in September 1988. Before joining the Company in September 1988, Mr. Mooney served as the Company's outside counsel for several years.

         Mr. Bynum has been a director of the Company since the consummation of the Recapitalization. Mr. Bynum has been a Vice President of Kelso since July 1991, and was an Associate of Kelso from October 1987 to July 1991. He is a director of Douglas Broadcasting, Inc., Ellis Communications, Inc. and United Refrigerated Services, Inc.

         Mr. Goldberg has been a director of the Company since consummation of the Recapitalization. Mr. Goldberg has been a Managing Director of Kelso since October 1991. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of General Medical Corporation and United Refrigerated Services, Inc.

         Mr. Murphy has been a director of the Company since consummation of the Recapitalization. Mr. Murphy joined the Company in September 1980 as Chief Operating Officer. In December 1983, Mr. Murphy was promoted to President and Chief Executive Officer and was simultaneously elected to the Board of Directors. In June 1992, Mr. Murphy ceased serving as President of the Company but continued to serve as Chairman and Chief Executive Officer, a position from which he resigned prior to consummation of the Recapitalization.

         On December 22, 1993, Kelso and its chief executive officer, without admitting or denying the findings contained therein, consented to an administrative order in respect of Commission inquiry relating to the 1990 acquisition of a portfolio company by a Kelso affiliate. The order found that Kelso's tender offer filing in connection with the acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and its chief executive officer to comply with these requirements in the future.

         In connection with the transactions effected by the Recapitalization Agreement, the Company paid Kelso a fee of $2.625 million for financial advisory services and reimbursed it for out-of-pocket expenses incurred in connection with rendering such services. In addition, the Company has agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expense incurred. The Company has also agreed to indemnify Kelso against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such financial advisory services.

         The Company has a Compensation Committee, which currently consists of three directors: John Biagini, Frank Bynum and Michael Goldberg. Messrs Bynum and Goldberg are neither officers nor employees of the Company or any of its affiliates.

Stockholders Agreement

         The Stockholders Agreement provides, among other things, that, (subject to changes that may be made from and after such time with respect to the members and size of the Board of Directors in accordance with the Company's Restated Certificate of Incorporation and By-Laws), the Company's Board of Directors will consist of five members, including (i) two officers of the Company designated by Kelso from certain management stockholders of the Company, (ii) two other individuals designated by Kelso (who may be affiliates of Kelso) and (iii) the Stockholder. In addition, Kelso and the Stockholder agreed pursuant to the Stockholders Agreement that (i) so long as the Stockholder and certain of his transferees collectively own 10% or more of the outstanding Common Stock, the Stockholder shall be a director of the Company and (ii) so long as Kelso and its affiliates collectively are the largest stockholders of the Company and collectively own at least 35% of the outstanding stock of the Company, Kelso shall be entitled to elect a majority of the Board of Directors of the Company. Under the Company's Restated Certificate of Incorporation and By-Laws, the Board of Directors shall consist of not less than three (3) nor more than eight (8) members, and following consummation of the Recapitalization shall be fixed from time to time by resolution of the Board of Directors (the "Board
Resolution"), or by resolution adopted by the vote of a majority of the stockholders of the Common Stock or by consent executed on behalf of such stockholders (the "Stockholder Resolution"); provided, that in the event of a conflict between the Board Resolution and the Stockholder Resolution, the Stockholder Resolution shall govern. The Stockholders Agreement also limits transfers of Common Stock and Class A Common Stock by certain parties thereto, and provides for certain tag-along, drag-along and registration rights. (The Stockholders Agreement is dated as of October 17, 1994. The original signatories thereto are the Company; the Stockholder, Joseph A. Murphy; Kelso Investment Associates V, L.P.; Kelso Equity Partners V, L.P.; as well as John F. Biagini, CEO of the Company and Hans Lengers, President of U.S. Textile Corporation.)

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation earned by the Chief Executive Officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1995, as well as the total compensation earned by such individuals for the two previous fiscal years.


                                                                 SUMMARY COMPENSATION TABLE
                                                                 --------------------------

                                                              Annual Compensation                Long-Term Compensation
                                                     -------------------------------------       ----------------------
                                                                                    Other               Restricted
                                                                                    Annual                Stock
Name                                     Year        Salary        Bonus (c)     Compensation           Awards (d)
- ----                                     ----        ------        ---------     ------------           ----------

John F. Biagini                          1995       $340,622       $250,000       $  7,182(a)         $      --
   Chairman of the Board,                1994        321,194        200,000         12,486(a)           1,000,000
   Chief Executive Officer               1993        288,634           --           12,486(a)                --
   and President

Hans Lengers                             1995        402,663           --            1,800(a)                --
   President, U.S. Textile               1994        391,696           --            1,882(a)             499,000
   Corporation                           1993        380,288           --            1,882(a)                --


William J. Kelly                         1995        210,652         24,250          7,182(a)                --
   Vice President, Systems               1994        205,281         26,500          9,779(a)                --
   and Operations                        1993        185,618         17,500          9,779(a)                --


Darrell Edwards                          1995        139,470         29,100          7,182(a)                --
   Vice President and                    1994        151,472         21,000          9,277(b)                --
   Director of Marketing                 1993        120,240          5,000         59,987(b)                --


Arthur Hughes                            1995        133,786         34,200          4,833(a)                --
   Vice President and                    1994        110,846         19,200          4,412(a)                --
   Chief Financial Officer               1993        101,957           --            4,244(a)                --

- ----------------
(a)   Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b)   Represents relocation expenses for Mr. Edwards.
(c)   Represents amounts awarded as cash bonuses.
(d)   Represents compensation associated with restricted stock awards for certain officers. See "Management Stock Purchase and Restricted Stock Award Agreements" below.


Long-Term Compensation

Management Stock Purchase and Restricted Stock Award Agreements

         Prior to the closing of the Recapitalization, Mr. Biagini and Mr. Lengers entered into Management Stock Purchase and Restricted Stock Award Agreements with the Company (the "Management Stock Agreements"), pursuant to which Mr. Biagini was granted 18,841 shares of Common Stock and 68,120 shares of PIK Preferred Stock, and Mr. Lengers was granted 9,421 shares of Common Stock and 34,060 shares of PIK Preferred Stock in addition to the shares of Common Stock and PIK Preferred Stock purchased by Messrs. Biagini and Lengers. The Common Stock was sold at $16.92 per share and the PIK Preferred Stock at $10.00 per share to the original investor group. Compensation with respect to the grant of shares will be recognized ratably over the six-year period for which services must be performed in order for Messrs. Biagini and Lengers to receive the shares without restriction. Additionally, in 1995 the management group was offered limited opportunities to purchase stock at the same price as Messers. Biagini and Lengers which resulted in net proceeds to the Company of $190 thousand.

Stock Option Plan

         In October 1994, the Board of Directors resolved to adopt a stock option plan for the issuance of 190,909 shares of common stock. Although the terms of the stock option plan have not been finalized, the Company has agreed to grant options to certain key employees of the Company under certain circumstances.

         No options were granted to the Chief Executive Officer or the four most highly compensated executive officers during the year ended December 31, 1995.

Employment Agreements

         In August 1980, Hans Lengers entered into an Employment Agreement with the Company's manufacturing subsidiary, U.S. Textile Corporation ("U.S. Textile"), pursuant to which he is employed as President and Chief Executive Officer of U.S. Textile and to manage and operate its business and affairs for his lifetime, such agreement having been amended on September 12, 1994. Mr. Lengers is not entitled to receive compensation upon the voluntary termination of his employment with U.S. Textile. In addition, the Company may abrogate the terms and conditions of the Employment Agreement for good cause as defined by the law of North Carolina, and in any event, the Employment Agreement will terminate upon Mr. Lengers' death, adjudicated incompetency, bankruptcy or physical or mental inability to perform his duties thereunder. The agreement provides for a base salary of $5,000 per month and additional compensation in the amount that 25.0% of the U.S. Textile net profits exceed such base compensation, such that the sum of the base compensation and this additional compensation does not exceed $250,000 per annum, adjusted each year for cost of living increases. The Consumer Price Index for Urban Wage Earners and clerical workers is used as the index to compute cost of living increases. The ceiling for Mr. Lengers' salary in 1995 was $412,730. In addition, Mr. Lengers has agreed during the time of his employment not to devote any of his time and efforts to the affairs of any other business in direct competition with U.S. Textile.

         In August 1992, Arthur C. Hughes entered into an Executive Employment Agreement with the Company pursuant to which he is employed as Vice President and Chief Financial Officer of the Company. The initial term of the agreement is five years. The agreement provides for an initial base salary of $97,825 and 6.5% annual increases. In addition, Mr. Hughes is entitle to receive a bonus as defined by the President and the Board of Directors to be calculated based on the results of the fiscal year in particular on achieving budgeted corporate profits (35%) and achieving management objectives that are developed each year (65%). Mr. Hughes is also entitled to participate in all standard employee benefits provided by the Company and to use an automobile provided by the Company.

         In September 1993, Robert J. Mooney entered into an Executive Employment Agreement with the Company pursuant to which he is employed as Vice President and General Counsel of the Company. The initial term of the agreement is five years. The agreement provides for an initial base salary of $142,851 and 5.0% annual increases. Solely at the discretion of the Board of Directors, Mr. Mooney receives a bonus of not less than $10,000 in January of each year. In addition, Mr. Mooney is entitled to standard Company medical benefits, as well as term life insurance in the amount of $500,000 and the use of an automobile.

         In September 1995, Robert M. Henry entered into an Executive Employment Agreement with the Company pursuant to which he is employed as Senior Vice President of Business Development of the Company. The term of the agreement is indefinite. The agreement provides for an initial base salary of $250,000. In addition, Mr. Henry is entitled to receive a bonus the amount of which is based on achieving objectives defined by the President and the performance of the Company against annual corporate targets. Mr. Henry is also entitled to participate in all standard employee benefits provided by the Company, to use an automobile provided by the Company, and to participate in the Company's Stock Option Plan on terms and conditions enjoyed by other executive officers.

         All four aforementioned employment agreements require a successor to the employer thereunder to assume the respective obligations of such employer under the applicable agreement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The following table sets forth information as of February 27, 1996 with respect to the beneficial ownership of shares of Common Stock of all stockholders of the Company who are known by the Company to beneficially own more than 5% of any such class, by each director, by each executive officer of the Company named in the summary compensation table and by all directors and executive officers of the Company as a group, as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. The Common Stock set forth in the following table includes only voting Common Stock. Except as indicated in the footnotes below, all shares of Common Stock are voting Common Stock. Prior to the consummation of the Recapitalization, all of the issued and outstanding shares of Common Stock and Old Preferred Stock were owned by the Stockholder.



                                                                  Percentage
                                                                 of Shares of
Name and Address                             Number of Shares    Common Stock
of Beneficial Owner                          of Common Stock     Outstanding
- -------------------                          ---------------     -----------

Kelso Investment Associates V, L.P. (a)(b) ...   1,000,660         75.33%
Kelso Equity Partners V, L.P. (a)(b) .........   1,000,660         75.33
Joseph S. Schuchert(b) .......................         (c)            (c)
Frank T. Nickell(b) ..........................         (c)            (c)
George E. Matelich(b) ........................         (c)            (c)
Thomas R. Wall, IV(b) ........................         (c)            (c)
Michael B. Goldberg(b) .......................         --             --
Frank K. Bynum, Jr.(b) .......................         --             --
Joseph A. Murphy(d) ..........................     292,600         22.03%
John F. Biagini(d)(e) ........................      20,725          1.56%
Hans Lengers(d)(e) ...........................      10,363          0.78%
William J. Kelly(d) ..........................         188          0.01%
Darrell Edwards(d) ...........................         753          0.06%
Arthur C. Hughes(d) ..........................         471          0.04%
All directors and executive officers of the
    Company as a group(d) ....................     326,513         24.58%

- ---------------
(a) As part of the Recapitalization Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V", and with KIA V, the "Kelso Affiliates"), each acquired, respectively 960,634 and 40,026 shares of Common Stock, representing 72.32% and 3.01%, respectively, of the shares of Common Stock outstanding. The Kelso Affiliates, due to their common control, could be deemed to beneficially own each of the other's shares.
    In addition, certain designees of Kelso not affiliated with Kelso acquired 5,652 shares of non-voting Class A Common Stock. KIA V, KEP V and certain designees of Kelso not affiliated with Kelso acquired approximately 97.0% of the shares of PIK Preferred Stock issued in the Recapitalization. The PIK Preferred Stock, while entitled to certain voting rights under limited circumstances, are not voting securities of the Company.

(b) The business address for such person(s) is c/o Kelso & Company, Inc., 350 Park Avenue, 21st Floor, New York, New York 10022.

(c) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of common stock and preferred stock owned of record by KIA V and KEP V, by virtue of their status as general partners of the general partner of KIA V and general partners of KEP V. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by the KIA V and KEP V. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of shares of common stock and preferred stock owned of record by KIA V and KEP V.

(d) The business address of such person(s) is c/o Hosiery Corporation of America, Inc., 3369 Progress Drive, Bensalem, Pennsylvania 19020.

(e) In addition, prior to the closing of the Recapitalization, Messrs. Biagini and Lengers acquired in the aggregate approximately 3.0% of the shares of PIK Preferred Stock issued in the Recapitalization. The amounts of Common Stock beneficially owned by Messrs. Biagini and Lengers as reflected in the above table and PIK Preferred Stock acquired by Messrs. Biagini and Lengers as described in the preceding sentence include grants made by the Company prior to the consummation of the Recapitalization to Messrs. Biagini and Lengers of an aggregate of 28,262 shares of Common Stock and approximately 2.7% of the shares of PIK Preferred Stock, in each case subject to certain restrictions.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set  forth   below  is  a  summary  of  certain   agreements   and
arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships

         Kelso affiliates beneficially own 71.67% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify
Kelso  and  its  affiliates  against  certain  claims,   losses,   damages,
liabilities   and  expenses   which  may  arise  in  connection   with  the
transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services rendered during 1995 were approximately $46,000.

         Certain Kelso affiliates are parties to a stockholders agreement. In addition, certain affiliates of Kelso, the Company and certain investors in the Company's stock who are designees of Kelso entered into Letter Agreements (collectively, the "Letter Agreements"), each of which, among other things, provides for certain restrictions on the transfer of stock by such investors. The Company has a stockholders agreement which provides, among other things, for certain restrictions on the transfer of the Company's stock.

The Recapitalization and Related Transactions

         The Recapitalization Agreement contains customary representations, warranties, indemnities and conditions. In addition, the Recapitalization Agreement provides that the Stockholder, on the one hand, and Company, on the other, will, subject to certain limitations set forth therein, indemnify each other and their respective stockholders, subsidiaries, affiliates, officers and directors and their respective successors and assigns, from, against and in respect of any damages, losses, deficiencies, liabilities, costs and expenses, incurred as a result of any (i)
misrepresentations or breaches of warranties set forth in the Recapitalization Agreement or in any certificate delivered pursuant thereto and (ii) non-fulfillment of certain agreements or covenants set forth in the Recapitalization Agreement. The representations and warranties and covenants and agreements to which such indemnification relates are standard and include representations and warranties with respect to ownership of stock, capitalization, financial statements, absence of defaults under agreements and violations of law and similar matters. In addition, the Recapitalization Agreement provides for similar indemnification by the Stockholder with respect to certain other matters, including, among other things, claims by third parties resulting from or arising out of certain activities in connection with the Stockholder's auction and sale of the Company and certain liabilities incurred as a result of the operations (or relating to the assets) which were transferred to the Stockholder prior to the Recapitalization (as described below) or arising out of such transfer. Under the Recapitalization Agreement, such indemnification is subject to certain baskets and deductibles and, in general, has an aggregate limit of $15 million.

         The Recapitalization Agreement also provided for the Stockholder and the Company to enter into an Escrow Agreement pursuant to which, among other things, $10 million of the aggregate purchase price paid by the Company to the Stockholder pursuant to the Repurchase is held in escrow to provide a source of payment to satisfy the Stockholder's indemnification obligations under the Recapitalization Agreement. In addition, the Stockholder has pledged to the Company the shares of Common Stock which were not purchased by the Company pursuant to the Repurchase and which the Stockholder continues to own following the consummation of the Recapitalization (such shares represent approximately 21% of the Company's Common Stock outstanding following the consummation of the Recapitalization).

         In connection with the Recapitalization, the Company transferred to the Stockholder certain assets consisting primarily of the stock of all of its non-hosiery related subsidiaries, some of which are inactive businesses, certain receivables, equipment leased to one of the non-hosiery subsidiaries, certain life insurance policies, four owned or leased automobiles and three owned or leased personal computers. None of the assets transferred to the Stockholder, except the life insurance policies and loans thereon, automobiles and computers, were used in the Company's hosiery business.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.   The following documents are filed as a part of this Report:

     (1)   and   (2)   Financial   Statements   and   Financial   Statement
     Schedules--see Index to Financial Statements and Financial Statment Schedules appearing on Page 15.

     (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                 EXHIBITS                                 INCORPORATION BY REFERENCE

         3.1     Restated Certificate of Incorporation    Exhibit 3.1 to Registration Statement No.
                 of the Company                           33-87392 on Form S-1 dated May 15, 1995.

         3.2     Certificate of Designation, Powers,      Exhibit 3.2 to Registration Statement
                 Preferences and Rights of Pay-in-Kind    No. 33-87392 on Form S-1 Dated May 15,
                 Preferred Stock                          1995

         3.3     Amendment to the Restated                Exhibit 3.3 to Registration Statement
                 Certificate of Incorporation of          No. 33-87392 on Form S-1 dated May 15,
                 the Company                              1995

         3.4     Amendment to the Restated                Exhibit 3.1 to Report 10-Q for the quarter
                 Certificate of Incorporation of          ended September 30, 1995
                 the Company

         3.5     By Laws of the Company                   Exhibit 3.4 to Registration Statement No.
                                                          33-87392 on Form S-1 dated May 15, 1995

         4.1     Indenture dated as of October 17,        Exhibit 4.1 to Registration Statement No.
                 1994 between the Company and             33-87392 on Form S-1 dated May 15, 1995
                 United States Trust Company of
                 New York, as Trustee

         4.2     Credit Agreement dated as of October     Exhibit 4.1 to Registration Statement No.
                 17, 1994, among the Company;             33-87392 on Form S-1 dated May 15, 1995
                 National Westminster Bank PLC, as
                 Co-Agent; Nations Bank of North
                 Carolina, N.A., as Co-Agent; Bankers
                 Trust Company, as Agent; and the
                 financial institutions listed on the
                 signature pages thereto

         10.1    Executive Employment Agreement           Exhibit 10.2 to Registration Statement No.
                 between Hosiery Corporation of           33-87392 on Form S-1 dated May 15, 1995
                 America, Inc. and Arthur C. Hughes,
                 dated as of August 3, 1992


        10.2     Employment Agreement between U.S.         Exhibit 10.3 to Registration Statement No.
                 Textile Corporation and Hans              33-87392 on Form S-1 dated May 15, 1995
                 Lengers,  dated as of August 29, 1980,
                 and an Amendment thereto among U.S.
                 Textile Corporation.,  the Company and
                 Hans Lengers, dated as of September 12,
                 1994

        10.3     Executive Employment Agreement            Exhibit 10.4 to Registration Statement No.
                 between the Company and Robert            33-87392 on Form S-1 dated May 15, 1995
                 J. Mooney, dated as of September 16,
                 1993

        *10.4    Executive Employment Agreement
                 between the Company and Robert
                 M. Henry, dated as of August 7, 1995

        *10.5    Management Stock Subscription
                 Agreement dated August 14, 1995

        *21.1    Subsidiaries of the Registrant



         *  Filed herewith.


B.       Reports on Form 8-K filed during the quarter ended December 31, 1995:

         None.




SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of July, 1996.

                                        HOSIERY CORPORATION OF AMERICA, INC.
                                                 /s/ ARTHUR C. HUGHES
                                        BY:  ___________________________
                                                 Arthur C. Hughes
                                                 Vice President and Chief
                                                    Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of July, 1996.

Signatures                                    Title

/s/ JOHN F. BIAGINI
______________________________       Chairman of the Board, Chief Executive
John F. Biagini                           Officer and President (Principal
                                          Executive Officer)


/s/ HANS LENGERS
______________________________       President, U.S. Textile Corporation and
Hans Lengers                              Director


/s/ ARTHUR C. HUGHES
______________________________       Vice President and Chief Financial
Arthur C. Hughes                          Officer (Principal Financial
                                          and Accounting Officer)

/s/ FRANK K. BYNUM, JR.
______________________________       Director
Frank K. Bynum, Jr.


/s/ MICHAEL B. GOLDBERG
______________________________       Director
Michael B. Goldberg


/s/ JOSEPH A. MURPHY
______________________________       Director
Joseph A. Murphy









                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We  have  audited  the   consolidated   financial   statements  of  Hosiery
Corporation of America, Inc., and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 27, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 27, 1996




SCHEDULE I


                                                            HOSIERY CORPORATION OF AMERICA, INC.
                                                             VALUATION AND QUALIFYING ACCOUNTS
                                                                   (Dollars in thousands)



                                                         Balance at           Charged to                                Balance at
                                                        Beginning of          Costs and              Amounts              End of
                                                           Period              Expenses            Written Off            Period
                                                           ------              --------            -----------            ------
YEAR ENDED DECEMBER 31, 1995
     Allowance for Uncollectible Accounts..............    $ 923                $7,788               $7,448               $1,263
                                                           =====                ======               ======               ======


YEAR ENDED DECEMBER 31, 1994
     Allowance for Uncollectible Accounts..............    $1,060               $5,643               $5,780                $ 923
                                                           ======               ======               ======                =====


YEAR ENDED DECEMBER 31, 1993
     Allowance for Uncollectible Accounts..............    $ 583                $5,097               $4,620               $1,060
                                                           =====                ======               ======               ======




                               EXHIBIT INDEX


                   EXHIBITS

           10.4    Executive Employment Agreement
                   between the Company and Robert
                   M. Henry, dated as of August 7, 1995

           10.5    Management Stock Subscription
                   Agreement dated August 14, 1995

           21.1    Subsidiaries of the Registrant