Form 10-Q
period 1996-06-29
HOSIERY CORP OF AMERICA INC
filed 1996-08-13
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 29, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________

                          Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                             36-0782950
  ---------------------------------    --------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

                              3369 Progress Drive
                          Bensalem, Pennsylvania 19020
           ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                            Yes ___X___     No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                          Outstanding at August 12, 1996
    -----------------      -----------------------------------------------
      Voting                                         1,332,830
      Class A, non-voting                               75,652

INDEX                                                                       PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
             June 29, 1996 and December 31, 1995                               3

             Condensed Consolidated Statements of Operations
             Three and six month periods ended June 29, 1996 and
             June 30, 1995                                                     4

             Condensed Consolidated Statements of Cash Flows
             Six month periods ended June 29, 1996 and June 30, 1995           5

             Notes to Condensed Consolidated Financial Statements            6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-13


PART II - OTHER INFORMATION                                                   14


SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

             HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 29, 1996 AND DECEMBER 31, 1995
                 (Dollars in thousands, except per share data)
ASSETS                                                  June 29, 1996    December 31,1995
                                                     -------------------------------------
                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .........................   $   5,534    $   6,987
     Accounts receivable, less an allowance for doubtful
      accounts of $1,712 and $1,263 in 1996 and 1995,
      respectively .....................................      23,033       19,708
     Inventories .......................................       8,561        9,814
     Prepaid and other current assets ..................         923        1,382
                                                            ---------    ---------
         Total current assets ..........................      38,051       37,891
PROPERTY AND EQUIPMENT, net ............................      15,303       15,334
MAILING LIST RIGHTS ....................................        --             90
DEFERRED CUSTOMER ACQUISITION COSTS ....................      22,613       19,485
DEFERRED DEBT ISSUANCE COSTS, less accumulated
      amortization of $2,850 and $2,016 in 1996 and
      1995, respectively ...............................       8,019        8,853
DEFERRED TAX ASSET .....................................       1,430         --
OTHER ASSETS ...........................................         915        1,207
                                                            ---------    ---------
TOTAL ..................................................   $  86,331     $ 82,860
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

     Current portion of long-term debt .................   $   5,660     $  3,421
     Current portion of capital lease obligations ......       1,517        1,402
     Accounts payable ..................................       5,395        3,948
     Accrued expenses and other current liabilities ....       5,587        5,811
     Accrued interest ..................................       4,669        4,858
     Accrued coupon redemption costs ...................       5,954        6,117
     Deferred income taxes .............................       7,554        6,540
                                                            ---------    ---------
          Total current liabilities ....................      36,336       32,097
LONG-TERM DEBT, Less current portion ...................     134,408      142,565
CAPITAL LEASE OBLIGATIONS, Less current portion ........       3,552        3,705
ACCRUED COUPON REDEMPTION COSTS ........................         519          521
DEFERRED INCOME TAXES ..................................        --          6,508
                                                            ---------    ---------
          Total liabilities ............................     174,815      185,396
                                                            ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REEDEMABLE EQUITY SECURITIES ...........................         632          332
                                                            ---------    ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares
      authorized: 4,000,000 shares designated as
      pay-in-kind preferred stock,stated at liquidation
      value of $10 per share; 25% cumulative, 3,739,782
      shares issued and outstanding ....................      37,398       37,398
     Common stock, voting, $.01 par value: 3,000,000
      shares authorized, 1,321,522 shares issued and
      outstanding ......................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
      500,000 shares authorized, 75,652 shares issued
      and outstanding ..................................           1            1
     Additional paid-in capital ........................      16,805       16,805
     Compensatory stock options outstanding ............      22,938         --
     Accumulated deficit ...............................    (165,200)    (155,588)
     Restricted stock ..................................      (1,072)      (1,499)
     Foreign currency translation adjustment ...........           1            2
                                                            ---------    ---------
       Stockholders' deficiency ........................     (89,116)    (102,868)
                                                            ---------    ---------

TOTAL ..................................................   $  86,331     $ 82,860
                                                            =========    =========

                 See notes to consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)
                                           Three Month Periods      Six Month Periods
                                                  Ended                   Ended
                                            June 29,    June 30,   June 29,     June 30,
                                             1996        1995       1996         1995
                                           ---------   ---------  ---------    ---------

NET REVENUES............................   $ 42,623    $ 36,526    $ 82,722    $ 70,134
                                             -------    --------    --------    --------
COSTS AND EXPENSES:
     Cost of sales......................     19,840      15,933      40,752      33,052
     Administrative and general expenses      2,570       2,582       5,834       5,241
     Provision for doubtful accounts....      2,545       2,152       5,560       4,536
     Marketing costs....................      5,773       4,282      10,379       7,755
     Coupon redemption costs............      1,133       1,567       2,613       3,568
     Depreciation and amortization......        660         617       1,318       1,241
     Compensation related to stock options   22,938        --        22,938        --
     Other income ......................        (57)         (1)        (28)         (2)
                                            --------    --------    --------    --------
OPERATING INCOME (LOSS).................    (12,779)      9,394      (6,644)     14,743
     Interest income....................         70          91         143         154
     Interest expense...................      4,578       4,913       9,256      10,039
                                            --------    --------    --------    --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES...................    (17,287)      4,572     (15,757)      4,858
PROVISION (BENEFIT) FOR INCOME TAXES ...     (6,742)      1,783      (6,145)      1,894
                                            --------    --------    --------    --------
NET INCOME (LOSS).......................   $(10,545)   $  2,789    $ (9,612)   $  2,964
                                            ========    ========    ========    ========















            See notes to condensed consolidated financial statements.




                                        4


              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTH PERIODS ENDED JUNE 29, 1996 AND JUNE 30, 1995
                           (Dollars in thousands)
                                 (Unaudited)

                                                                         1996        1995
                                                                     ----------------------
OPERATING ACTIVITIES:
   Net income ......................................................   $(9,612)   $  2,964
   Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization ................................     1,318      1,241
      Amortization of debt issue costs and discounts ...............       924      1,021
      Compensation related to stock options ........................    22,938       --
      Amortization of deferred customer acquisition costs ..........     8,773      6,766
      Other ........................................................       128        (28)
      (Increase) decrease in operating assets:
            Accounts receivable ....................................    (3,325)    (2,433)
            Inventories ............................................     1,253      1,288
            Payments for deferred customer acquisition costs .......   (11,811)    (9,452)
            Prepaid and other current assets .......................       459       (205)
            Deferred tax asset .....................................    (1,430)      --
            Other assets ...........................................       174        267
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities     1,635       (403)
            Deferred income taxes ..................................    (5,494)     1,890
            Accrued coupon redemption costs ........................      (165)       380
                                                                        -------    -------
                  Net cash provided by operating activities ........     5,765      3,296
                                                                        -------    -------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..........................      (499)      (292)
   Proceeds from sale of property and equipment ....................         2          6
                                                                        -------    -------
                  Net cash used in investing activities ............      (497)      (286)
                                                                        -------    -------
FINANCING ACTIVITIES:
   Payments on bank and other financing ............................    (6,008)    (1,810)
   Payments on capital leases ......................................      (713)      (606)
   Proceeds from par value of restricted stock .....................      --            1
   Proceeds from stock subscription ................................      --          125
                                                                        -------    -------
                  Net cash used in financing activities ............    (6,721)    (2,290)
                                                                        -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............    (1,453)       720
Cash and cash equivalents at beginning of year .....................     6,987      3,891
                                                                        -------    -------

Cash and cash equivalents at end of period .........................   $ 5,534    $ 4,611
                                                                        =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .....................................................   $ 8,522    $ 6,617
                                                                        =======    =======
      Income taxes .................................................   $  --      $     5
                                                                        =======    =======

SUPPLEMENTAL  SCHEDULE OF NONCASH  INVESTING AND FINANCING  ACTIVITIES:
 Capital lease obligations and financing arrangements of $675 and $1,424 were entered into for new equipment during the six month periods ended 1996 and 1995, respectively.

In 1996, two officers of the company were granted approximately $300 of redeemable equity securities as additional compensation for 1996.

                See notes to consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 1.  Condensed Consolidated Financial Statements
- -----------------------------------------------------
In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 29, 1996 and the results of operations for the three and six month periods ended June 29, 1996 and June 30, 1995, and cash flows for the six month periods ended June 29, 1996 and June 30, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 1996 (as amended on Form 10-K/A on July 3, 1996).

NOTE 2.  Inventories
- ---------------------
                                       June 29,      December 31,
                                         1996            1995
                                       --------       ---------
Raw materials......................   $   677          $   787
Work-in-process....................     2,104            1,602
Finished goods.....................     4,128            5,763
Promotional and packing material...     1,652            1,662
                                      -------          -------
                                       $8,561           $9,814
                                      =======          =======

NOTE 3.  Commitments and Contingencies
- --------------------------------------
The Company has continuing obligations with certain members of management pursuant to previously signed employment agreements.

NOTE 4.  Accounting for Stock Based Compensation
- ------------------------------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year end December 31, 1996 financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 5.  Impairment of Long-Lived Assets
- ----------------------------------------
Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This new standard had no impact on the Company's financial position or results of operations.

NOTE 6.  Equity Offering
- ------------------------
On June 28, 1996, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to issue common stock. If consummated, the proceeds of the equity offering are expected to be used to repurchase the PIK preferred stock, repurchase a portion of the Company's common stock, redeem 35% of outstanding Notes, repay a portion of bank debt and redeem stock of a minority stockholder.

NOTE 7.  Redeemable Equity Securities
- -------------------------------------
In 1996, two officers of the Company were granted 4,434 shares of common stock as additional compensation for 1996. This resulted in an increase in Redeemable Equity Securities of approximately $300.

NOTE 8.  Stock Option Plan
- --------------------------
On June 28, 1996, the Board of Directors approved and adopted a stock option plan under which employees of the Company and its subsidiaries may be granted options to purchase up to 215,369 shares of common stock. Additionally, on June 28, 1996, the Board granted to certain employees options to purchase 199,458 shares at an exercise price of $30.00 per share. Such options vested on the date of such grant and are only exercisable upon an initial public offering of the common stock or certain change of control events. The options expire on the tenth anniversary of the date of grant. The difference between the fair market value of the common stock, at the date of grant, and the exercise price of such options was recorded as compensation related to stock options in the Company's financial statements for the three and six month period ending June 29, 1996.

In addition, on June 28, 1996, the Board of Directors also granted options to purchase an aggregate of 15,911 shares of common stock. The exercise price with respect to the 15,911 shares will be the initial public offering price per share. Such options vested on the date of such grant and are only exercisable upon an initial public offering of the common stock.

NOTE 9.  Deferred Income Taxes
- ------------------------------
A long-term deferred tax asset was created as of June 29, 1996, as a result of compensatory stock options granted in 1996 (see Note 8). This deferred tax asset offsets long-term deferred tax liabilities totaling $7,516. The stock options are tax deductible when they are exercised. The Company has not recorded a valuation allowance for this deferred tax asset as management believes that it is more likely than not that the tax benefit will be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Three and Six Month Periods Ended June 29, 1996

Results of Operations

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                         Three Month Periods Six Month Periods
                                                Ended              Ended
                                           June 29, June 30, June 29,  June 30,
                                            1996      1995    1996      1995
                                          --------- -------- --------- --------

Net revenues............................     100.0%   100.0%   100.0%   100.0%


     Cost of sales .....................      46.6     43.6     49.2     47.1


     Administrative and general expenses       6.0      7.1      7.1      7.5


     Provision for doubtful accounts ...       6.0      5.9      6.7      6.5


     Marketing costs ...................      13.5     11.7     12.5     11.0


     Coupon redemption costs ...........       2.7      4.3      3.2      5.1


     Depreciation and amortization .....       1.5      1.7      1.6      1.8
                                              ----     ----     ----     ----

               Subtotal ................      76.3     74.3     80.3     79.0
                                              ----     ----     ----     ----

Income before interest-net, other income,
   compensation related to stock options
   and provision for income taxes........     23.7%    25.7%    19.7%    21.0%
                                             ======   ======   ======   ======

Three Month Period Ended June 29, 1996 Compared to Three Month Period Ended June 30, 1995
- --------------------------------------------------------------------------------
Net revenues increased by 16.7% to $42.6 million in the three month period ended June 29, 1996 from $36.5 million in the three months period ended June 30, 1995. This increase in net revenues was the result of a combination of increased volume ($4.1 million), a portion of which relates to the Company's recent expansion into the United Kingdom, the introduction of a new style ($1.6 million) and pricing ($0.4 million). In January 1996, the Company commenced operations in the United Kingdom which, for the three month period ended June 29, 1996, have generated $3.2 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan, where the Company expects to conduct tests during 1996 and 1997.

Cost of sales increased 24.5% to $19.8 million in the second quarter of 1996 from $15.9 million for the second quarter of 1995. As a percentage of net revenues, cost of sales was 46.6% in the second quarter of 1996 versus 43.6% in 1995. This increase was primarily due to the significant increase in first and second shipments associated with the Company's recently initiated operations in the United Kingdom as well as the Company's efforts to increase its solicitations to acquire additional front end customers. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers. First and second shipments increased by 0.5 million or 26.3% from 1.7 million in the second quarter of 1995 to 2.2 million in the second quarter of 1996. These additional shipments, in both the United States and the United Kingdom, reflected primarily a 2.6 million increase (29.1%) in solicitations from 8.9 million in the second quarter of 1995 to 11.5 million in the second quarter of 1996; and, 0.4 million of the 0.5 million increase represents shipments within the Company's new United Kingdom program.

Administrative and general expenses remained flat at $2.6 million in the second quarter of 1996 as compared to $2.6 million for the same period of 1995. As a percentage of net revenues, administrative and general expenses were 6.0% in the second quarter of 1996 versus 7.1% for the same period in 1995.

Provision for doubtful accounts increased $0.4 million or 18.3% to $2.5 million in the second quarter of 1996 from $2.2 million for the same period of 1995. As a percentage of net revenues, bad debts were 6.0% in the second quarter of 1996 versus 5.9% for the same period in 1995. This increase was caused by additional front end and second shipments in 1996 as compared to 1995 (up 26.3%), which have a higher rate of uncollectable accounts.

Marketing costs increased 34.8% to $5.8 million from $4.3 million for the three month periods ended June 29, 1996 and June 30, 1995, respectively. As a percentage of net revenues, marketing costs were 13.5% in the second quarter of 1996 compared to 11.7% for the same period in 1995. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in the second quarter of 1996 compared to the second quarter of 1995, related to the substantial increase (41.6%) in solicitations in 1995 versus 1994. In 1995,
43.3 million solicitations were mailed as compared to 30.6 million in 1994. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a portion of this increase was attributable to higher front end solicitations, as 2.6 million additional solicitations were mailed in the second quarter of 1996 compared to the same period of 1995 (up 29.1%), including the start up in the United Kingdom.

Coupon redemption costs declined to $1.1 million for the second quarter of 1996 from $1.6 million for the same period of 1995. Redemption costs were 2.7% of net revenues in the three months ended June 29, 1996 versus 4.3% for the same period in 1995. The decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift than the previous catalogs, and beginning in 1996, the charging of shipping and handling to redemption customers has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions. Lower redemptions account for $0.1 million of the decrease.
                                        9

Compensation related to stock option expense was $22.9 million in the three months ended June 29, 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the then market price of the Company's common stock, as part of a series of transactions in contemplation of an initial public offering.

Interest expense decreased to $4.6 million for the three month period ended June 29, 1996 from $4.9 million for the three month period ended June 30, 1995. This decrease in interest expense was a combination of less debt ($0.2 million) and lower rates ($0.1 million) on the bank debt. As a percentage of net revenues, interest expense was 10.7% in the second quarter of 1996 versus 13.5% for the same period in 1995.

Excluding stock option compensation expense of $22.9 million, the Company would have had pretax income of $5.7 million for the three month period ended June 29, 1996, compared to $4.6 million for the three month period ended June 30, 1995. This increase was primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs, offset by increases in cost of sales, bad debts and marketing costs. As a percentage of net revenues, pretax income, adjusted to exclude stock option compensation expense of $22.9 million, was 13.3% for the second quarter of 1996 versus 12.5% for the same period in 1995.

The Company incurred a net loss of $10.5 million in the second three months of 1996. Excluding the stock option compensation expense of $14.0 million net of tax, net income would have increased to $3.4 million in the second quarter of 1996 from $2.8 million for the comparable period of 1995. This increase resulted from the increase in pretax income of $1.1 million, adjusted to exclude stock option compensation expense of $22.9 million, offset by a $0.4 million increase in the provision for income taxes, excluding the $8.9 million tax benefit related to the stock option compensation expense. As a percentage of net revenues, net income, adjusted to exclude the net impact of the stock option compensation expense, was 8.1% in the second quarter of 1996 versus 7.6% for the same period in 1995.


Six Month  Period  Ended June 29, 1996  Compared to Six Month  Period Ended
June 30, 1995
- --------------------------------------------------------------------------------
Net revenues increased by 17.9% to $82.7 million in the first six months of 1996 from $70.1 million in the first six months of 1995. This increase in net revenues was the result of a combination of increased volume ($8.7 million), a portion of which relates to the Company's recent expansion into the United Kingdom, the introduction of a new style ($2.5 million) and pricing ($1.4 million). In January 1996, the Company commenced operations in the United Kingdom which, for the six month period ended June 29, 1996, have generated $5.2 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan, where the Company expects to conduct tests during 1996 and 1997.

Cost of sales increased 23.3% to $40.8 million in the first six months of 1996 from $33.1 million for the first six months of 1995. As a percentage of net revenues, cost of sales was 49.3% in the first half of 1996 versus 47.1% for the same period of 1995. This increase was primarily due to the significant increase in first and second shipments associated with the Company's recently initiated operations in the United Kingdom as well as the Company's efforts to increase its solicitations to acquire additional front end customers. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers. First and second shipments increased by 1.1 million or 27.7% from 4.1 million in the first six months of 1995 to 5.3 million in the first six months of 1996. These additional shipments, in both the United States and the United Kingdom, reflected primarily a 6.4 million increase (19.7%) in solicitations from 32.6 million in the first six months of 1995 to 39.0 million in the first six months of 1996; and, 0.8 million of the 1.1 million increase represents shipments within the Company's new United Kingdom program.

Administrative and general expenses increased 11.3% to $5.8 million in the first six months of 1996 from $5.2 million for the same period of 1995. Increased personnel and higher wages account for the increase. As a percentage of net revenues, administrative and general expenses were 7.1% in the first six months of 1996 versus 7.5% for the same period in 1995.

Provision for doubtful accounts increased $1.0 million or 22.6% to $5.6 million in the first half of 1996 from $4.5 million for the same period of 1995. This increase was caused by additional front end and second shipments in 1996 as compared to 1995 (up 1.1 million shipments which is 27.7% higher than 1995), which have a higher rate of uncollectable accounts. As a percentage of net revenues, bad debts were 6.7% in the first six months of 1996 versus 6.5% for the same period in 1995.

Marketing costs increased 33.8% to $10.4 million from $7.8 million for the six month periods ended June 29, 1996 and June 30, 1995, respectively. As a percentage of net revenues, marketing costs were 12.5% in 1996 versus 11.0% for the same period in 1995. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in the first half of 1996 compared to the first half of 1995, related to the substantial increase (41.6%) in solicitations in 1995 versus 1994. In 1995, 43.3 million solicitations were mailed as compared to 30.6 million in 1994. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a portion of this increase was attributable to higher front end solicitations, as
6.4 million additional solicitations were mailed in the first half of 1996 compared to the same period of 1995 (up 19.7%), including the start up in the United Kingdom.

Coupon redemption costs declined to $2.6 million for the first half of 1996 from $3.6 million for the same period in 1995. As a percentage of net revenues, redemption costs were 3.2% in 1996 versus 5.1% for the same period in 1995. The decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift to the Company, and beginning in 1996, the charging of shipping and handling to redemption customers has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions. Lower redemptions account for $0.2 million of the decrease.

Compensation related to stock option expense was $22.9 million in the six months ended June 29, 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the then market price of the Company's common stock, as part of a series of transactions in contemplation of an initial public offering.

Interest expense decreased to $9.3 million for the six month period ended June 29, 1996 from $10.0 million for the six month period ended June 30, 1995. This decrease in interest expense was a combination of lower rates ($0.4 million) and less debt ($0.3 million) on the bank debt. As a percentage of net revenues, interest expense was 11.2% in the first six months of 1996 versus 14.3% for the same period in 1995.

Excluding stock option compensation expense of $22.9 million, the Company would have had pretax income of $7.2 million for the six month period ended June 29, 1996, compared to $4.9 million for the six month period ended June 30, 1995. This increase was primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs, offset by increases in cost of sales, bad debts and marketing costs. As a percentage of net revenues, pretax income, adjusted to exclude stock option compensation expense of $22.9 million, was 8.7% for the first six months of 1996 versus 6.9% for the same period in 1995.

The Company incurred a net loss of $9.6 million in the first six months of 1996. Excluding the stock option compensation expense of $14.0 million net of tax, net income would have increased to $4.4 million in the first six months of 1996 from $3.0 million for the comparable period of 1995. This increase resulted from the increase in pretax income of $2.3 million, adjusted to exclude stock option compensation expense of $22.9 million, offset by a $0.9 million increase in the provision for income taxes, excluding the $8.9 million tax benefit related to the stock option compensation expense. As a percentage of net revenues, net income, adjusted to exclude the net impact of the stock option compensation expense, was 5.3% for the first six months of 1996 versus 4.2% for the same period in 1995.

Liquidity and Capital Resources
- -------------------------------
The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

Working capital decreased to $1.7 million at June 29, 1996 from $5.8 million at December 31, 1995. Increased accounts payable, marketing expenses, current portion of long-term debt, deferred taxes and a decline in inventory, prepaid and other current assets and cash, offset by an increase in accounts receivable, account for the decrease.

Capital expenditures were $1.2 million and $1.7 million for the six month periods ended June 29, 1996 and June 30, 1995, respectively. A portion of the expenditures in 1996 and 1995 were financed through the assumption of capital leases.

Cash flows provided by operations for the six month periods ended June 29, 1996 and June 30, 1995 of $5.8 million and $3.3 million, respectively, were derived principally from net income (loss) of $(9.6) million and $3.0 million in 1996 and 1995, respectively, adjusted for non-cash expenses for compensation related to stock options of $22.9 million in 1996, depreciation and amortization, including amortization of deferred customer acquisition costs of $8.8 million and $6.8 million in 1996 and 1995, respectively, offset by changes in operating assets and liabilities of $18.7 million and $8.7 million in 1996 and 1995, respectively. The changes in operating assets and liabilities included increases in accounts receivable of $3.3 million and $2.4 million in 1996 and 1995, respectively, reductions in inventories of $1.3 million in both 1996 and 1995, an increase in deferred tax asset of $1.4 million, payments of deferred customer acquisition costs of $11.8 million and $9.5 million in 1996 and 1995, respectively, an increase of $1.6 million and a decrease of $0.4 million in accounts payable, accrued expenses and other liabilities in 1996 and 1995, respectively, and a decrease in deferred income taxes of $5.5 million in 1996 and an increase of $1.9 million in 1995. The increases in accounts receivable, as well as the payments of deferred customer acquisition costs reflect the increase in volume of front end solicitations, as well as the timing of such solicitations in the first half of the calendar year. The reduction in inventory was primarily the result of the increase in volume of business in both 1996 and 1995. The decrease in deferred income taxes in 1996 is primarily attributable to the tax benefit received from compensation expense related to stock options.

Net cash used in investing activities to acquire property and equipment was $0.5 million and $0.3 million for the six month periods ended June 29, 1996 and June 30, 1995, respectively.

During the six month periods ended June 29, 1996 and June 30, 1995, the Company used $6.7 million and $2.3 million, respectively, in financing activities related to payments on bank and other financing, including capital lease obligations.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At June 29, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) was $145.1 million, including $72.5 million of senior secured debt and $68.2 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement (after adjusting for a $2.0 million prepayment made in June 1996) are:
$6.3 million in 1996, $9.4 million in 1997, $15.4 million in 1998, $9.6 million in 1999, $18.0 million in 2000 and $18.0 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under the Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings of $15.0 million, of which $13.3 million was available as of June 29, 1996.

Inflation

Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the cost of sales and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

PART II - OTHER INFORMATION                                                 PAGE

Item 1.  Legal Proceedings
         None.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and reports on Form 8K.

     A.  Exhibit
         10.3  Stock Option Plan                                           16-21

     B.  Form 8K
         No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HOSIERY CORPORATION OF AMERICA, INC.
                                          ____________________________________
                                                    (Registrant)


                                                  /s/  ARTHUR C. HUGHES
 Date:  August 12, 1996                     _________________________________
                                                       Arthur C. Hughes
                                       Vice President & Chief Financial Officer