Form 10-Q
period 1996-09-28
HOSIERY CORP OF AMERICA INC
filed 1996-11-12
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 28, 1996

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________

                          Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             36-0782950
  ---------------------------------- -----------------------------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)

                            3369 Progress Drive
                          Bensalem, Pennsylvania           19020
           --------------------------------------------- ------------
              (Address of principal executive offices) (Zip Code)

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

                         Yes   X              No
                             -----               -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at November 12, 1996
    ----------------------------     ----------------------------------------
     Voting                                         1,332,830
     Class A, non-voting                               75,652

INDEX                                                                     PAGE


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         September 28, 1996 and December 31, 1995                           3

         Condensed Consolidated Statements of Operations
         Three and nine month periods ended September 28, 1996
         and September 30, 1995                                             4

         Condensed  Consolidated  Statements  of Cash  Flows
         Nine month periods ended September 28, 1996 and
         September 30, 1995                                                 5

         Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8-13


PART II - OTHER INFORMATION                                                14
---------------------------


SIGNATURES                                                                 15

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
------------------------------------------------------------------

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1996 AND DECEMBER 31, 1995
                  (Dollars in thousands, except per share data)

ASSETS                                                          September 28, 1996   December 31,1995
                                                                -------------------------------------
                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...............................  $   4,472             $   6,987
     Accounts receivable, less an allowance for doubtful
      accounts of $1,560 and $1,263 in 1996 and 1995,
      respectively ...........................................      22,519               19,708
     Inventories .............................................      12,427                9,814
     Prepaid and other current assets ........................       1,198                1,382
                                                                   ---------            ---------
         Total current assets ................................      40,616               37,891
PROPERTY AND EQUIPMENT, net ..................................      15,777               15,334
MAILING LIST RIGHTS ..........................................        --                     90
DEFERRED CUSTOMER ACQUISITION COSTS ..........................      23,680               19,485
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
 $3,267 and $2,016 in 1996 and 1995, respectively ............       7,602                8,853
DEFERRED TAX ASSET ...........................................         680                  --
OTHER ASSETS .................................................         978                1,207
                                                                   ---------            ---------
TOTAL ........................................................   $  89,333            $  82,860
                                                                   =========            =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

     Current portion of long-term debt .......................   $   5,660            $   3,421
     Current portion of capital lease obligations ............       1,566                1,402
     Accounts payable ........................................       6,402                3,948
     Accrued expenses and other current liabilities ..........       5,336                5,811
     Accrued interest ........................................       2,608                4,858
     Accrued coupon redemption costs .........................       5,640                6,117
     Deferred income taxes ...................................       8,299                6,540
                                                                  ---------             ---------
          Total current liabilities ..........................      35,511               32,097
LONG-TERM DEBT, Less current portion .........................     134,425              142,565
CAPITAL LEASE OBLIGATIONS, Less current portion ..............       3,855                3,705
ACCRUED COUPON REDEMPTION COSTS ..............................         480                  521
DEFERRED INCOME TAXES ........................................        --                  6,508
                                                                   ---------            ---------
          Total liabilities ..................................     174,271              185,396
                                                                   ---------            ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REEDEMABLE EQUITY SECURITIES .................................         632                  332
                                                                   ---------            ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares
     authorized: 4,000,000 shares designated as pay-in-kind
      preferred stock,stated at liquidation value of $10
      per share; 25% cumulative, 3,739,782
      shares issued and outstanding ..........................      37,398               37,398
     Common stock, voting, $.01 par value: 3,000,000
      shares authorized, 1,321,522 shares issued and
      outstanding ............................................          13                   13
     Common stock, Class A, non-voting, $.01 par value:
      500,000 shares authorized, 75,652 shares issued
      and outstanding ........................................           1                    1
     Additional paid-in capital ..............................      16,805               16,805
     Compensatory stock options outstanding ..................      22,938                 --
     Accumulated deficit .....................................    (161,714)            (155,588)
     Restricted stock ........................................      (1,009)              (1,499)
     Foreign currency translation adjustment .................          (2)                   2
                                                                   ---------            ---------
       Stockholders' deficiency ..............................     (85,570)            (102,868)
                                                                   ---------            ---------
TOTAL ........................................................   $  89,333            $  82,860
                                                                   =========            =========

           See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                         Three Month Periods Ended    Nine Month Periods Ended

                                        September 28,  September 30, September 28, September 30,
                                             1996           1995         1996          1995

NET REVENUES ...........................   $  38,611    $  32,902   $ 121,333    $ 103,036
                                           ---------    ---------   ---------    ---------
COSTS AND EXPENSES:
     Cost of sales......................      16,615       14,228      57,367       47,280
     Administrative and general expenses       2,782        2,465       8,616        7,706
     Provision for doubtful accounts....       2,114        1,765       7,674        6,301
     Marketing costs....................       5,409        5,245      15,788       13,000
     Coupon redemption costs ...........         825        1,437       3,438        5,005
     Depreciation and costs ............         681          632       1,999        1,873
     Compensation related to stock options      --           --        22,938         --
     Other income ......................         (23)        --           (51)          (2)
                                            ---------    --------    ---------    ---------
OPERATING INCOME .......................      10,208        7,130       3,564       21,873

     Interest income ...................          97           95         240          249
     Interest expense ..................       4,591        4,758      13,847       14,797
                                            --------     --------     --------    ---------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES ..................       5,714        2,467     (10,043)       7,325
PROVISION (BENEFIT) FOR INCOME TAXES ...       2,228          963      (3,917)       2,857
                                            --------     --------     --------    ---------
NET INCOME (LOSS) ......................   $   3,486    $   1,504   $  (6,126)   $   4,468
                                           =========    =========   ==========   ==========














            See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTH PERIODS ENDED SEPTEMBER 28,1996 AND SEPTEMBER 30, 1995
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 1996         1995
                                                                                                 ----         ----

OPERATING ACTIVITIES:
   Net income (loss) .......................................................................   $ (6,126)   $  4,468
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and  amortization .......................................................      1,999       1,873
      Amortization of debt issue costs and discounts .......................................      1,387       1,405
      Compensation related to stock options ................................................     22,938        --
      Amortization of deferred customer acquisition costs ..................................     13,273      11,659
      Other ................................................................................        190        (114)
      (Increase) decrease in operating assets:
            Accounts receivable ............................................................     (2,811)     (1,637)
            Inventories ....................................................................     (2,613)        174
            Payments for deferred customer acquisition costs ...............................    (17,378)    (13,922)
            Prepaid and other current assets ...............................................        184         315
            Deferred tax asset .............................................................       (680)       --
            Other assets ...................................................................         52         (54)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities .......................        328      (1,675)
            Deferred income taxes ..........................................................     (4,749)      2,563
            Accrued coupon redemption costs ................................................       (518)        330
                                                                                                --------    --------
                  Net cash provided by operating activities ................................      5,476       5,385
                                                                                                --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..................................................       (856)       (580)
   Proceeds from sale of property and equipment ............................................          2           6
                                                                                                --------    --------
                  Net cash used in investing activities ....................................       (854)       (574)
                                                                                                --------    --------
FINANCING ACTIVITIES:
   Payments on bank and other financing ....................................................     (6,037)     (2,960)
   Payments on capital leases ..............................................................     (1,100)       (921)
   Payments of costs associated with issuance of stock .....................................       --           (33)
   Issuance of redeemable equity securities, net of costs to issue .........................       --           135
   Purchase price adjustment of treasury ...................................................       --           (88)
   Proceeds from par value of restricted stock .............................................       --             1
   Proceeds from stock subscription ........................................................       --           125
                                                                                                --------    --------
                  Net cash used in financing activities ....................................     (7,137)     (3,741)
                                                                                                --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................     (2,515)      1,070
Cash and cash equivalents at beginning of year .............................................      6,987       3,891
                                                                                                --------    --------
Cash and cash equivalents at end of period .................................................    $ 4,472     $ 4,961
                                                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest ...............................................................................    $14,598     $12,992
                                                                                                ========    ========
    Income taxes ...........................................................................    $ 1,552     $     5
                                                                                                ========    ========

SUPPLEMENTAL  SCHEDULE OF NONCASH  INVESTING AND FINANCING  ACTIVITIES:
Capital lease obligations of $1,414 and $1,501 were entered into for new equipment during the nine month periods ended 1996 and 1995, respectively.

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


NOTE 1   Condensed Consolidated Financial Statements
----------------------------------------------------
In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 28, 1996 and the results of operations for the three and nine month periods ended September 28, 1996 and September 30, 1995, and cash flows for the nine month periods ended September 28, 1996 and September 30, 1995.

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

NOTE 2   Inventories
--------------------
                                  September 28,       December 31,
                                      1996               1995
                                  ------------        ------------

Raw materials ..................   $   619              $   787
Work-in-process ................     2,864                1,602
Finished goods .................     7,181                5,763
Promotional and packing material     1,763                1,662
                                   -------              -------
                                   $12,427              $ 9,814
                                   =======              =======

NOTE 3   Commitments and Contingencies
--------------------------------------
The Company has continuing obligations with certain members of management pursuant to previously signed employment agreements.


NOTE 4   Accounting for Stock Based Compensation
------------------------------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year end December 31, 1996 financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 5   Impairment of Long-Lived Assets
----------------------------------------
Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This new standard had no impact on the Company's financial position or results of operations.

NOTE 6   Equity Offering
------------------------
On June 28, 1996, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to issue common stock. If consummated, the proceeds of the equity offering are expected to be used principally to repurchase the PIK preferred stock, repurchase a portion of the Company's capital stock, redeem 35% of outstanding Notes and repay a portion of bank debt.

NOTE 7   Redeemable Equity Securities
-------------------------------------
In 1996, two officers of the Company were granted 4,434 shares of common stock as additional compensation for 1996. This resulted in an increase in Redeemable Equity Securities of approximately $300.

NOTE 8   Stock Option Plan
--------------------------
On June 28, 1996, the Board of Directors approved and adopted a stock option plan under which employees of the Company and its subsidiaries may be granted options to purchase up to 215,369 shares of common stock. Additionally, on June 28, 1996, the Board granted to certain employees options to purchase 199,458 shares at an exercise price of $30.00 per share. Such options vested on the date of such grant and are only exercisable upon an initial public offering of the common stock or certain change of control events. The options expire on the tenth anniversary of the date of grant. The difference between the fair market value of the common stock, at the date of grant, and the exercise price of such options was recorded as compensation related to stock options in the Company's financial statements for the nine month period ending September 28, 1996.

In addition, on June 28, 1996, the Board of Directors also granted options to purchase an aggregate of 15,911 shares of common stock. The exercise price with respect to the 15,911 shares will be the initial public offering price per share. Such options vested on the date of such grant and are only exercisable upon an initial public offering of the common stock.

NOTE 9   Deferred Income Taxes
------------------------------
A long-term deferred tax asset was created as a result of compensatory stock options granted in 1996 (see Note 8). This deferred tax asset offsets long-term deferred tax liabilities totaling $8,266. The stock options are tax deductible when they are exercised. The Company has not recorded a valuation allowance for this deferred tax asset as management believes that it is more likely than not that the tax benefit will be realized.
                                        7

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
       Three and Nine Month Periods Ended September 28, 1996
       -------------------------------------------------------------------------
Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                     Three Month Periods Ended         Nine Month Periods Ended

                                                   September 28,    September 30,    September 28,    September 30,
                                                       1996             1995             1996             1995
                                                   -------------    -------------    -------------    -------------

Net revenues                                            100.0%           100.0%           100.0%           100.0%


          Cost of sales                                  43.0             43.2             47.3             45.9


          Administrative and general expenses             7.2              7.5              7.1              7.5


          Provision for doubtful accounts                 5.5              5.4              6.3              6.1


          Marketing costs                                14.0             15.9             13.0              12.6


          Coupon redemption costs                         2.1              4.4              2.8              4.9


          Depreciation and amortization                   1.8              1.9              1.7              1.8
                                                       ------           ------           ------           ------

                    Subtotal                             73.6             78.3             78.2             78.8
                                                       ------           ------           ------           ------

Income before interest-net, other income,
   compensation related to stock options
   and provision for income taxes                        26.4%            21.7%            21.8%            21.2%
                                                       =======          =======          =======           ======

Three Month Period Ended September 28, 1996 Compared to Three Month Period Ended September 30, 1995
--------------------------------------------------------------------------------
Net revenues increased by 17.4% to $38.6 million in the three month period ended September 28, 1996 from $32.9 million in the three month period ended September 30, 1995. This increase in net revenues was the result of a combination of increased volume ($4.2 million), a portion of which relates to the Company's recent expansion into the United Kingdom and the introduction of a new style. In January 1996, the Company commenced operations in the United Kingdom which, for the three month period ended September 28, 1996, have generated $1.8 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan, where the Company has begun to conduct tests during 1996 and expects further testing to be conducted in 1997.

Cost of sales increased 16.8% to $16.6 million in the third quarter of 1996 from $14.2 million for the third quarter of 1995. As a percentage of net revenues, cost of sales was 43.0% in the third quarter of 1996 versus 43.2% in 1995, primarily due to manufacturing efficiencies.

Administrative and general expenses increased by 12.9% to $2.8 million in the third quarter of 1996 as compared to $2.5 million for the same period of 1995. Increased personnel costs account for this change. As a percentage of net revenues, administrative and general expenses were 7.2% in the third quarter of 1996 versus 7.5% for the same period in 1995.

Provision for doubtful accounts increased $0.3 million or 19.8% to $2.1 million in the third quarter of 1996 from $1.8 million for the same period of 1995. As a percentage of net revenues, bad debts were 5.5% in the third quarter of 1996 versus 5.4% for the same period in 1995. This increase was caused by additional front end and second shipments in 1996 as compared to 1995 (up 30.9%), which have a higher rate of uncollectable accounts.

Marketing costs increased 3.1% to $5.4 million from $5.2 million for the three month periods ended September 28, 1996 and September 30, 1995, respectively. This increase is attributable to higher front end solicitations, as 3.0 million additional solicitations were mailed in the third quarter of 1996 compared to the same period of 1995 (up 27.7%), including the start up in the United
Kingdom. As a percentage of net revenues, marketing costs were 14.0% in the third quarter of 1996 compared to 15.9% for the same period in 1995.

Coupon redemption costs declined to $0.8 million for the third quarter of 1996 from $1.4 million for the same period of 1995. Redemption costs were 2.1% of net revenues in the three months ended September 28, 1996 versus 4.4% for the same period in 1995. This decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift than the previous catalogs, and beginning in 1996, the charging of shipping and handling to redemption customers, which has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions.

Interest expense decreased to $4.6 million for the three month period ended September 28, 1996 from $4.8 million for the three month period ended September 30, 1995. This decrease in interest expense was a combination of less debt ($0.1 million) and lower rates ($0.1 million) on the bank debt. As a percentage of net revenues, interest expense was 11.9% in the third quarter of 1996 versus 14.5% for the same period in 1995.

Operating income was $10.2 million for the three month period ended September 28, 1996, a 43.2% increase over $7.1 million for the three month period ended September 30, 1995. Pretax income was $5.7 million for the three month period ended September 28, 1996, a 131.6% increase over $2.5 million for the three month period ended September 30, 1995. These increases were primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs, offset by increases in cost of sales, bad debts, marketing costs and administrative and general expenses. As a percentage of net revenues, operating income was 26.4% for the three month period ended September 28, 1996 versus 21.7% for the same period in 1995. As a percentage of net revenues, pretax income was 14.8% for the third quarter of 1996 versus 7.5% for the same period in 1995.

Net income increased to $3.5 million in the third quarter of 1996 from $1.5 million for the comparable period of 1995. This increase resulted from the increase in pretax income of $3.2 million, offset by a $1.3 million increase in the provision for income taxes. As a percentage of net revenues, net income was 9.0% in the third quarter of 1996 versus 4.6% for the same period in 1995.


Nine Month Period Ended September 28, 1996 Compared to Nine Month Period Ended September 30, 1995
--------------------------------------------------------------------------------
Net revenues increased by 17.8% to $121.3 million in the first nine months of 1996 from $103.0 million in the first nine months of 1995. This increase in net revenues was the result of a combination of increased volume ($12.9 million), a portion of which relates to the Company's recent expansion into the United Kingdom, the introduction of a new style ($4.0 million) and pricing ($1.4 million). In January 1996, the Company commenced operations in the United Kingdom which, for the nine month period ended September 28, 1996, have generated $6.9 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan, where the Company has begun to conduct tests during 1996 and expects further testing to be conducted in 1997.

Cost of sales increased 21.3% to $57.4 million in the first nine months of 1996 from $47.3 million for the first nine months of 1995. As a percentage of net revenues, cost of sales was 47.3% in the first nine months of 1996 versus 45.9% for the same period of 1995. This increase was primarily due to the significant increase in first and second shipments associated with the Company's recently initiated operations in the United Kingdom as well as the Company's efforts to increase its solicitations in the United States to acquire additional front end customers. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers. First and second shipments increased by 1.6 million or 28.5% from 5.6 million in the first nine months of 1995 to 7.2 million in the first nine months of 1996. These additional shipments, in both the United States and the United Kingdom, reflected primarily a 9.4 million increase (21.6%) in solicitations from 43.3 million in the first nine months of 1995 to 52.6 million in the first nine months of 1996; and, 1.0 million of the 1.6 million increase represents shipments within the Company's new United Kingdom program.

Administrative and general expenses increased 11.8% to $8.6 million in the first nine months of 1996 from $7.7 million for the same period of 1995. Increased personnel and higher wages account for the increase. As a percentage of net revenues, administrative and general expenses were 7.1% in the first nine months of 1996 versus 7.5% for the same period in 1995.

Provision for doubtful accounts increased $1.4 million or 21.8% to $7.7 million in the first nine months of 1996 from $6.3 million for the same period of 1995. This increase was caused by additional front end and second shipments in 1996 as compared to 1995 (up 1.6 million shipments which is 28.5% higher than 1995), which have a higher rate of uncollectable accounts. As a percentage of net revenues, bad debts were 6.3% in the first nine months of 1996 versus 6.1% for the same period in 1995.

Marketing costs increased 21.4% to $15.8 million from $13.0 million for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in the first nine months of 1996 compared to the first nine months of 1995, related to the substantial increase (41.6%) in solicitations in 1995 versus 1994. In 1995, 43.3 million solicitations were mailed as compared to 30.6 million in 1994. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a portion of this increase was attributable to higher front end solicitations, as
9.4 million additional solicitations were mailed in the first nine months of 1996 compared to the same period of 1995 (up 21.6%), including the start up in the United Kingdom. As a percentage of net revenues, marketing costs were 13.0% in 1996 versus 12.6% for the same period in 1995.

Coupon redemption costs declined to $3.4 million for the first nine months of 1996 from $5.0 million for the same period in 1995. As a percentage of net revenues, redemption costs were 2.8% in 1996 versus 4.9% for the same period in 1995. This decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift to the Company, and beginning in 1996, the charging of shipping and handling to redemption customers, which has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions. Lower redemptions account for $0.2 million of the decrease.

Compensation related to stock option expense was $22.9 million in the nine months ended September 28, 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the then market price of the Company's common stock, as part of a series of transactions in contemplation of an initial public offering.

Interest expense decreased to $13.8 million for the nine month period ended September 28, 1996 from $14.8 million for the nine month period ended September 30, 1995. This decrease in interest expense was a combination of lower rates ($0.5 million) and less debt ($0.5 million) on the bank debt. As a percentage of net revenues, interest expense was 11.4% in the first nine months of 1996 versus 14.4% for the same period in 1995.

Excluding stock option compensation expense of $22.9 million, the Company would have had operating income of $26.5 million for the nine month period ended September 28, 1996, a 21.2% increase over $21.9 million for the nine month period ended September 30, 1995, and would have had pretax income of $12.9 million for the nine month period ended Septermber 28, 1996, a 76.0% increase over $7.3 million for the nine month period ended September 30, 1995. These increases were primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs, offset by increases in cost of sales, bad debts, marketing costs and administrative and general expenses. As a percentage of net revenues, operating income, adjusted to exclude stock option compensation expense of $22.9 million, was 21.8% for the first nine months of 1996 versus 21.2% for the same period in 1995. As a percentage of net revenues, pretax income, adjusted to exclude stock option compensation expense of $22.9 million, was 10.6% for the first nine months of 1996 versus 7.1% for the same period in 1995.

The Company incurred a net loss of $6.1 million in the first nine months of 1996. Excluding the stock option compensation expense of $14.0 million net of tax, net income would have increased to $7.9 million in the first nine months of 1996 from $4.5 million for the comparable period of 1995. This increase resulted from the increase in pretax income of $5.6 million, adjusted to exclude stock option compensation expense of $22.9 million, offset by a $2.2 million increase in the provision for income taxes, excluding the $8.9 million tax benefit related to the stock option compensation expense. As a percentage of net revenues, net income, adjusted to exclude the net impact of the stock option compensation expense, was 6.5% for the first nine months of 1996 versus 4.3% for the same period in 1995.

Liquidity and Capital Resources
-------------------------------
The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

Working capital decreased to $5.1 million at September 28, 1996 from $5.8 million at December 31, 1995. Increased accounts payable, marketing expenses, current portion of long-term debt, deferred taxes and a decline in cash and prepaid and other current assets, offset by an increase in accounts receivable and inventory account for the decrease.

Capital expenditures were $2.3 million and $2.1 million for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. A portion of the expenditures in 1996 and 1995 were financed through the assumption of capital leases.

Cash flows provided by operations for the nine month periods ended September 28, 1996 and September 30, 1995 of $5.5 million and $5.4 million, respectively, were derived principally from net income (loss) of $(6.1) million and $4.5 million in 1996 and 1995, respectively, adjusted for non-cash expenses for compensation related to stock options of $22.9 million in 1996, depreciation and amortization, including amortization of deferred customer acquisition costs of $13.3 million and $11.7 million in 1996 and 1995, respectively, offset by changes in operating assets and liabilities of $28.2 million and $13.9 million in 1996 and 1995, respectively. The changes in operating assets and liabilities included increases in accounts receivable of $2.8 million and $1.6 million in 1996 and 1995, respectively, an increase in inventory of $2.6 million in 1996 and a decrease of $0.2 million in 1995, a decrease of $0.2 million and $0.3 million in prepaid and other current assets in 1996 and 1995, respectively, an increase in deferred tax asset of $0.7 million in 1996, payments of deferred customer acquisition costs of $17.4 million and $13.9 million in 1996 and 1995, respectively, an increase of $0.3 million and a decrease of $1.7 million in accounts payable, accrued expenses and other liabilities in 1996 and 1995, respectively, and a decrease in deferred income taxes of $4.7 million in 1996 and an increase of $2.6 million in 1995. The increases in accounts receivable, as well as the payments of deferred customer acquisition costs reflect the increase in volume of front end solicitations, as well as the start up in the United Kingdom. The increase in inventory in 1996 is primarily the result of the increase in volume of business for 1996 and the expected increases for 1997. The decrease in deferred income taxes in 1996 is primarily attributable to the tax benefit received from compensation expense related to stock options.

Net cash used in investing activities to acquire property and equipment was $0.9 million and $0.6 million for the nine month periods ended September 28, 1996 and September 30, 1995, respectively.

During the nine month periods ended September 28, 1996 and September 30, 1995, the Company used $7.1 million and $3.7 million, respectively, in financing activities related to payments on bank and other financing, including capital lease obligations.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At September 28, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) was $145.5 million, including $72.4 million of senior secured debt and $68.3 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the

Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement (after adjusting for a $2.0 million prepayment made in June 1996) are:
$8.3 million in 1996, $8.6 million in 1997, $14.2 million in 1998, $10.7 million in 1999, $16.6 million in 2000 and $18.3 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under the Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings of $15.0 million, of which $13.7 million was available as of September 28, 1996.

Inflation

Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the cost of sales and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

PART II - OTHER INFORMATION                                                 PAGE
---------------------------

Item 1.  Legal Proceedings
         None.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information

     The Company has recently received inquiries from the Federal Trade Commission (the "FTC") and certain state regulatory groups concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. The Company has responded to each of these inquiries, has met with representatives of the FTC and each of the state regulatory groups, and believes that it has reached agreement with them as to the items which are to be modified. Discussions with the FTC and state regulatory groups are ongoing with respect to the specific modifications to be made.

     Based on the discussions to date, the Company believes that the resulting changes in its solicitation materials in response to inquiries from the FTC and the state regulatory groups will have an adverse effect (which is likely to be material) on the Company's domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the FTC and the state regulators will be or whether such outcome will have a material adverse effect on its revenues or profitability.

     Regulators from time to time contact the Company with inquiries regarding the Company's solicitation materials and regulators could require additional changes to the Company's solicitation materials and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and reports on Form 8K.

     A.  Exhibit
         10.1  Executive Employment Agreement between the Company
            and Suzanne M. Roper, dated as of July 30, 1996.               16-20

      B. Form 8K
         No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HOSIERY CORPORATION OF AMERICA, INC.
                                ------------------------------------
                                                        (Registrant)





Date: November 12, 1996                   /s/  ARTHUR C. HUGHES
----------------------             ---------------------------------
                                                    Arthur C. Hughes
                                                    Vice President &
                                             Chief Financial Officer