Form 10-K
period 1996-12-31
HOSIERY CORP OF AMERICA INC
filed 1997-03-28
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
                 ( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1996

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

         Yes  X                                  No
             ---                                     ---
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at March 24, 1997
    ---------------------------- ------------------------------------------
     Voting                                   1,332,830
     Class A, non-voting                         75,652

                                     PART I

ITEM 1.  BUSINESS

          Hosiery Corporation of America, Inc. (the "Company"), the Registrant is a corporation organized in 1975 under the laws of the state of Delaware.

         The Company is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States. The Company has recently begun to expand its operations into the United Kingdom and plans to enter other international markets (France and Germany) on a test basis during 1997. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's hosiery production was approximately 54 million pairs in 1996, primarily marketed under the Silkies(R) brand name. The Company's manufacturing operations supplied 87% of all the hosiery required by the Company's continuity program during 1996.

         The Company markets its hosiery products exclusively through its direct mail marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 61 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer which has attracted front end customers and reactivated previous customers.

         In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is priced as a "loss leader". The introductory offer is priced at a nominal amount, $1.00 per pair plus shipping and handling, that is substantially less than the cost of manufacturing, processing and shipping the related hosiery.

         Front end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Such "active back end customers" exclude customers receiving their first shipment. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, on average every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 1996, the Company had approximately 1.3 million back end customers.

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

         The Company actively re-promotes customers who have chosen to discontinue their participation in the continuity program. Based upon the number of previous shipments and the circumstances regarding cancellation of previous enrollment, the Company will send as many as 13 reactivation offers to reinstate these customers. In total, the Company sends about 7 million such offers annually, and believes that approximately 27% of those customers rejoin the continuity program as the result of these efforts. The Company also maintains a database of inactive customers who receive adaptations of the standard front end solicitation.

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

         The Company employs advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 61 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. During each major solicitation, all chosen customer lists are ranked by potential realizable profit. The mailing cut off is then matched to budgeted production. This process ensures that anticipated profit is maximized from each of the four mailings.

         Retention of Back End Customers. The Company seeks to retain its continuity or back end customers by providing high quality hosiery on a regular basis and at competitive prices. In addition, as members of the continuity program, customers receive gift certificates with each shipment of hosiery which can be redeemed for a wide array of merchandise. The Company also offers a women's wear catalog featuring branded and private label lingerie and intimate apparel products in conjunction with outside manufacturers. Through these means the Company believes it has been able to establish a predictable base of back end customers without significant losses of customers over time. The Company continually is working on developing new means of better retaining its back end customers. Customers exit the continuity program for various reasons including unavailability of certain styles and colors, preference for retail stores, situational changes, too much hosiery, promotional sales at retail stores, quality and garment fit.

         Through its data processing capabilities, the Company tracks a customer's order history from the initial order through each subsequent purchase, whether the purchase is a hosiery product, merchandise from the women's wear merchandise catalog, or other consumer products received through gift redemptions. Each of the Company's customer service representatives has on-line capabilities to retrieve customer specific queries and purchasing history.
                                       3

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

Product and Development

         The Company manufactures moderately priced, quality women's sheer hosiery under the Silkies(R) brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 1997, includes six styles of sheer hosiery, in nine different colors and six sizes, as well as knee-hi's. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm and Shapely Perfection styles. The Company's elastomer products currently represent approximately 93% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles. As of January 1997, the styles range in price from $2.39 to $4.79 per pair. The Company performs extensive consumer research and product testing to:
(i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Shapely Perfection.

Data Processing and Management Information Systems

         The Company has computer and data processing capabilities which are adequate for its current level of operations. The Company has a full back up and disaster recovery program for its data processing system which enables operation at an outside facility within twelve hours of the onset of such need.

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

Manufacturing and Distribution

         The Company manages all phases of the manufacturing and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with approximately 87% of the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality. Additionally, the results of the Company's direct mail marketing program allow the Company quickly to adjust its manufacturing output accordingly.

         Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are all readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. All knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and then to the Heath Springs, South Carolina, facility where they are prepared for delivery.

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

         Packaging and Distribution. The Company operates fully automated, high speed packaging machines and distributes its products through the postal service directly to the customer's home. The Company's use of standardized and fully automated packaging allows the Company to achieve significant efficiencies. The Company uses the postal service and has been able to control delivery costs by passing on to its customers any increases in postal rates. However, there can be no assurance that in the future the Company will be able to pass on increased shipping costs to its customers. The Company also tries to minimize postal costs through the use of pre-sorting, utilizing nine digit zip codes and co-mingling of mail.

         Capital Investment. During the past seven years, the Company has spent approximately $25 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 61 million pairs annually. Additional requirements are being outsourced in Mexico.

Growth Strategy

         Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides strong potential for future growth through the direct mail marketing channel. The Company's strategy for additional growth primarily involves expanding its current operations by acquiring front end customers through increased solicitations and improved response rates. In 1996, the Company brought in 6.6 million front end customers which has increased substantially from 1994 and 1995 where 3.8 million and 5.0 million front ends were acquired, respectively.

         The basis for the continued growth in front end acquisitions will be the ability to obtain previously unavailable lists and new promotional techniques which have demonstrated improved response rates. Management anticipates that the continued increase in front end customers will continue to lead to growth in back end shipments over the next several years. The Company believes, based in part on management's significant experience with international operations and test marketing during 1996 in the United Kingdom, France and Germany, that the international markets provide significant opportunities for growth.

Competition and Industry

         The Company operates exclusively in the women's sheer hosiery industry, targeting adult females as customers. Management believes that the overall women's sheer hosiery market may be declining as a result of the high cost of repeat purchases of such products and changes in women's choices in business and leisure wear. Despite this apparent overall market decline, the Company has been able to increase its sales from $118.6 million in 1994 to $162.8 in 1996.

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

         The major United States hosiery manufacturers include Sara Lee Hosiery, a division of Sara Lee Corporation, Kayser-Roth, a subsidiary of Mexican-based Grupo Synkro S.A., the Company and Americal, a privately held U.S. concern. Sara Lee Hosiery and Kayser-Roth account for more than 70% of the women's sheer hosiery market. Over 60 other smaller manufacturers also produce women's sheer hosiery primarily for sale under private labels. Sara Lee Hosiery is also a significant competitor in the United Kingdom, France and Germany. Competition in the women's sheer hosiery market is generally based on price, quality and customer service.

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

Employees

         As of December 31, 1996, the Company had 1,032 employees, 173 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 345 of whom were located at its manufacturing facility in Newland, North Carolina, 271 of whom were located at its manufacturing, and packaging facility in Lancaster, South Carolina, and 236 of whom were located at its sewing and fulfillment operations facility in Heath Springs, South Carolina. Additionally, 7 employees are currently employed in Europe. Of the total number of employees, 129 are salaried workers. The remaining 903 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Recapitalization

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) is $143.7 million, including $70.0 million of senior secured debt and $68.3 million of senior subordinated debt (the "Notes"). (See Items 7 and 13 and Note 3 to Consolidated Financial Statements).
                                       6

ITEM 2.  PROPERTIES

         The Company owns or leases facilities at six principal locations. The following sets forth the general location of each, its size, whether the facility is owned or leased and the principal function of each.

                                        Size in       Owned/
   Location                           Square Feet     Leased     Function
   --------                           -----------     ------     --------
                                                                 Headquarters; Administration;
                                                                 Marketing; Data Processing;
   Bensalem, Pennsylvania                60,000       Leased     Customer Service

   Newland, North Carolina              138,000        Owned     Knitting; Sewing

   Lancaster, South Carolina            142,000        Owned     Dyeing; Packaging

   Heath Springs, South Carolina        143,000        Owned     Fulfillment Operations

   Liverpool, United Kingdom             15,000       Leased     Headquarters; United Kingdom

   Ettligen, Germany                       3,000      Leased     Office

The owned facilities are subject to mortgages and security interests granted to secure payment of the Company's debt. See Note 10 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is involved in, or has been involved in, litigation arising in the normal course of its business. The Company can not predict the timing or outcome of these claims and proceedings. Currently, except as discussed below, the Company is not involved in any litigation which is expected to have a material effect on the financial position of the business or the results of operations and cash flows of the Company.

         In 1984, as a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction, which sets forth specific rules with which the Company must comply in conducting its mail order business and permanently enjoins the Company, its successors and assigns, its officers, agents, representatives and employees, and anyone acting in concert with the Company from violating various FTC and Postal Service laws and regulations. The FTC has recently made inquiries about some aspects of the Company's promotional materials prompting the Company to adopt revised promotional materials which, the Company believes but cannot assure, will meet the concerns expressed by the FTC.

         The Company has received inquiries from thirteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

         In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1996.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company.

         As of March 18, 1997 the Company had approximately 33 holders of record of its common stock.

Dividend Policy

         The Company has not paid cash dividends on its common stock since 1992 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in the Company. In addition, the Bank Credit Agreement and the indenture pursuant to which the Notes were issued place limitations on the Company's ability to pay dividends or make certain other distributions in respect of its common stock. Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware (the "DGCL") which provides that dividends are only payable out of the Company's surplus or current net profits.

ITEM 6.    SELECTED FINANCIAL DATA

                                                             Year Ended December 31,
                                                             -----------------------
                                            1996          1995        1994(a)       1993         1992
                                            ----          ----        -------       ----         ----
                                                                (In Thousands)

    Net Revenues                          $162,763    $136,299       $118,560      $109,824     $102,235

    Operating Income Before
    Compensation Related to Stock
    Options and Expenses Related to
    Stock Offering and Acquisition (b)      36,968      31,427         21,613        16,018       11,820

    Income (Loss) From Continuing
    Operations Before Provision
    (Benefit) for Income Taxes and
    Cumulative Effect of Accounting
    Change                                  (5,696)     12,056         17,116        14,943       10,676

    Income From Continuing
    Operations Before Compensation
    Related to Stock Options,
    Expenses Related to Stock
    Offering and Acquisition,
    Provision (Benefit) for Income
    Taxes and Cumulative Effect
    of Accounting Change (b)                 18,829      12,056         17,116       14,943       10,676

    Working Capital                             589       5,794          3,152        7,518        7,632

    Total Assets                             92,600      82,860         74,860       66,859       66,152

    Long-Term Debt                          143,705     151,093        153,442       12,305       13,455

    Other Long-Term Obligations                                             66          584        1,204

    Redeemable Equity Securities                768         384             45           --           --

    Stockholders' Equity
    (Deficiency)                            (83,822)   (102,920)      (110,266)      26,318       25,656

    Cash Dividends Declared                      --          --             --           --          387

(a) On October 17, 1994, the Company effected the recapitalization of its capital stock. For discussion of the recapitalization, see Note 3 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof.

(b)  During 1996, the Company granted options to certain  employees to purchase  up to  215,369  shares of  common  stock.  The  Company
     recognized  $22,938  of  compensation   expense  related  to  the
     difference  between the estimated  fair value of the stock at the date of grant and the exercise  price of such options.  (See Note
     18  to  the   Consolidated   Financial   Statements   of  Hosiery
     Corporation of America, Inc. in Item 8 hereof for further discussion.) Additionally during 1996, the Company incurred costs of $1.6 million, associated with a potential initial public offering of equity securities and a potential acquisition, neither of which were consummated. "Operating income" and "income
     (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of accounting change" per the Consolidated Financial Statements of Hosiery Corporation of America, Inc. have been adjusted in the above table to exclude these charges in order to present comparable operating information with that of previous years.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Results of Operations

         The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                                                         Fiscal Years Ended December 31,

                                                                              1996    1995     1994
                                                                              ----    ----     ----

Net revenues...........................................................      100.0%  100.0%   100.0%
      Cost of sales....................................................       46.2    44.7     44.3
      Administrative and general expenses..............................        7.0     7.5     11.5
      Provision for doubtful accounts..................................        6.2     5.7      4.8
      Marketing costs..................................................       13.6    12.8     13.1
      Coupon redemption costs..........................................        2.5     4.4      5.4
      Depreciation and amortization....................................        1.8     1.8      2.6
                                                                             -----   -----    -----

           Subtotal....................................................       77.3    76.9     81.7
                                                                              ----    ----     ----

Income from continuing operations before interest, compensation related to stock options,  expenses  related  to  stock  offering  and acquisition, other (income) expenses and provision
  (benefit) for income taxes...........................................       22.7%   23.1%    18.3%
                                                                              ====    ====     ====

Fiscal 1996 Compared to Fiscal 1995

         Net revenues increased by 19.4% to $162.8 million in fiscal 1996 from $136.3 million in fiscal 1995. This increase in net revenues was the result of a combination of increased volume ($19.7 million), a portion of which relates to the Company's recent expansion into the United Kingdom, the introduction of a new style ($6.1 million) and pricing ($0.7 million). In January 1996, the Company commenced operations in the United Kingdom which, for the year ended December 31, 1996, generated $8.8 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan. The Company has begun to conduct tests during 1996 in Germany and France and expects further testing to be conducted in 1997, as well as in Japan.

         Cost of sales increased 23.3% to $75.2 million in fiscal 1996 from $61.0 million for fiscal 1995. As a percentage of net revenues, cost of sales was 46.2% in 1996 versus 44.7% for the same period in 1995. This increase was primarily due to the significant increase in first and second shipments associated with the Company's recently initiated operations in the United Kingdom, as well as the Company's efforts to increase its solicitations in the United States to acquire additional front end customers. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers. First and second shipments increased by 2.5 million or 37.0% from 6.7 million in 1995 to 9.1 million in 1996. These additional shipments, in both the United States and the United Kingdom, reflected primarily a 9.4 million increase (21.6%) in solicitations to 52.6 million in fiscal 1996 from 43.3 million in fiscal 1995. Of the 2.5 million increase in first and second shipments, 1.2 million represent shipments within the Company's new United Kingdom program.

         Administrative and general expenses increased 11.8% to $11.4 million in fiscal 1996 from $10.2 million for the same period of 1995. Increased personnel and higher wages account for the increase. As a percentage of net revenues, administrative and general expenses were 7.0% in 1996 versus 7.5% in 1995.

         Provision for doubtful accounts increased $2.3 million or 29.1% to $10.1 million in fiscal 1996 from $7.8 million for the same period of 1995. This increase was caused by additional front end, second and third shipments in 1996 as compared to 1995 (up 2.7 million shipments which is 37.0% higher than 1995), which have a higher rate of uncollectable accounts. As a percentage of net revenues, bad debts were 6.2% in 1996 versus 5.7% for 1995.

         Marketing costs increased 26.4% to $22.1 million from $17.4 million for the years ended December 31, 1996 and 1995, respectively. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in 1996 compared to 1995, related to the substantial increase (41.6%) in solicitations in 1995 versus 1994. In 1995, 43.3 million solicitations were mailed as compared to 30.6 million in 1994. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a portion of this increase was attributable to higher front end solicitations, as
9.4 million additional solicitations were mailed in 1996 compared to 1995 (up 21.6%), including the start up in the United Kingdom. Marketing expenditures were also incurred in France and Germany for testing. As a percentage of net revenues, marketing costs were 13.6% in 1996 versus 12.8% for 1995.

         Coupon redemption costs declined to $4.1 million for fiscal 1996 from $6.0 million for fiscal 1995. As a percentage of net revenues, redemption costs were 2.5% in 1996 versus 4.4% for 1995. This decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift to the Company, and beginning in 1996, the charging of shipping and handling to redemption customers, which has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions. Lower redemptions account for $0.2 million of the decrease.

         Compensation related to stock option expense was $22.9 million in 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the then market price of the Company's common stock, as part of a series of transactions in contemplation of a potential initial public offering.

         Expenses of $1.6 million were incurred related to a potential initial public offering of equity securities and a potential acquisition, neither of which were consumated.

         Interest expense decreased to $18.5 million for fiscal 1996 from $19.7 million for 1995. This decrease in interest expense was a combination of lower rates ($0.6 million) and less debt ($0.6 million) on the bank loan. As a percentage of net revenues, interest expense was 11.3% in 1996 versus 14.5% for 1995.

         Excluding stock option compensation expense of $22.9 million and the costs associated with the potential initial public offering and acquisition of $1.6 million, the Company would have had operating income of $37.0 million for fiscal 1996, a 17.6% increase over $31.4 million for 1995, and would have had pretax income of $18.8 million for 1996, a 56.2% increase over $12.1 million for fiscal 1995. These increases were primarily attributable to increased sales, lower coupon redemption costs, and lower interest costs, offset by increases in cost of sales, bad debts, marketing costs and administrative and general expenses. As a percentage of net revenues, operating income, adjusted to exclude stock option compensation expense and potential initial public offering and acquisition expense of $22.9 million and $1.6 million, respectively, was 22.7% for 1996 versus 23.1% for 1995. As a percentage of net revenues, pretax income, adjusted to exclude stock option compensation expense of $22.9 million and the potential initial public offering and acquisition expense of $1.6 million, was 11.5% for 1996 versus 8.8% for 1995.

         The Company incurred a net loss of $4.3 million in 1996. Excluding the stock option compensation expense and potential initial public offering and acquisition costs of $15.9 million net of tax, net income would have increased to $11.6 million in 1996 from $7.5 million in 1995. This increase resulted from the increase in pretax income of $6.7 million, adjusted to exclude stock option compensation expense of $22.9 million and the costs associated with the potential initial public offering and acquisition of $1.6 million, offset by a $2.6 million increase in the provision for income taxes, excluding the $8.6 million tax benefit related to the stock option compensation expense and the costs associated with the potential intial public offering and acquisition. As a percentage of net revenues, net income adjusted to exclude the net impact of the stock option compensation expense and the costs of the potential initial public offering and acquisition, was 7.1% for 1996 versus 5.5% for 1995.

Fiscal 1995 Compared to Fiscal 1994

         Net revenues increased by 15.0% to $136.3 million in fiscal 1995 from $118.6 million in fiscal 1994. This increase was the result of higher solicitations to elicit additional front end customers (up 1.2 million customers from the comparable period). The increase in net revenues was primarily the result of these additional front end shipments, the related continuation of back end shipments for these new customers and there was a $.05 per pair price increase in both fiscal 1995 and 1994. Price variance accounts for approximately 25% of the sales increase, while the balance relates to volume increases.

         Cost of sales increased 16.2% to $61.0 million in fiscal 1995 from $52.5 million in fiscal 1994. This increase was primarily attributable to the higher front end and back end shipments. There were 1.2 million additional front end shipments in 1995 compared to 1994. The cost of sales for front end shipments is higher as a percent of sales than the cost of back end shipments, resulting in an increase in cost of sales as a percent of sales from 1994 (44.3%) to 1995 (44.7%). The higher cost of front end shipments was partially offset by lower manufacturing costs and lower acquisition cost for raw materials.

         Administrative and general expenses decreased 25.1% to $10.2 million in fiscal 1995 from $13.6 million in fiscal 1994. As a percentage of net revenues, these expenses decreased to 7.5% in fiscal 1995 from 11.5% in fiscal 1994. This decrease was primarily due to lower personnel costs ($2.6 million) and the elimination of a corporate-owned life insurance program ($0.8 million).

         Provision for doubtful accounts increased $2.1 million to $7.8 million in fiscal 1995 from $5.6 million in fiscal 1994. This increase was partially caused by additional front end, second and third shipments in fiscal 1995 as compared to fiscal 1994 (1.7 million), which have a higher rate of uncollectible accounts, resulting in $1.3 million of the increase. The balance of the increase was attributable to a lower payment rate ($0.4 million) as compared to fiscal 1994, and an increase in agency fees and volume increases for other hose shipments ($0.4 million).

         Marketing costs increased 12.2% to $17.4 million for fiscal 1995 from $15.5 million for fiscal 1994. This increase was directly attributable to the substantial increase in front end solicitations (43.3 million in 1995 compared to 30.6 million in 1994).

         Coupon redemption costs decreased to $6.0 million in fiscal 1995 from $6.4 million in fiscal 1994. This decrease is the result of providing a new gift catalog to customers with an average cost per gift to the Company that is less than that of previous catalogs. As a percentage of net revenues, redemption costs were 4.4% in 1995 and 5.4% in 1994, reflecting the lower gift costs in 1995 versus 1994.

         Depreciation expense has declined to $2.5 million in fiscal 1995 from $3.1 million in fiscal 1994. The primary reason for the decrease related to accelerated depreciation of computer equipment in 1994 that was replaced in early 1995.

         Interest expense has increased to $19.7 million in fiscal 1995 from $4.8 million in fiscal 1994. This increase was the direct result of the issuance by the Company of approximately $149 million of debt in October 1994 as part of the Recapitalization as defined in "--The Recapitalization" below.

         Operating income increased to $31.4 million in fiscal 1995 from $21.6 million in fiscal 1994, a 45.4% increase. Pretax income decreased to $12.1 million in fiscal 1995 from $17.1 million in fiscal 1994, a 30% decrease. The increase in operating income was primarily attributable to increased net revenues, lower administrative and general expenses, lower coupon redemption costs and lower depreciation and amortization expense, offset by increases in cost of sales, provision for doubtful accounts and marketing costs. The decrease in pretax income was primarily attributable to increased interest expense related to the 1994 Recapitalization, offset by increased operating income. As a percentage of net revenues, operating income was 23.1% in fiscal 1995 versus 18.2% in fiscal 1994. As a percentage of net revenues, pretax income was 8.8% in fiscal 1995 versus 14.4% in fiscal 1994.

         Net income decreased to $7.5 million for 1995 from $9.7 million for 1994. Adjusted for the losses on discontinued operations and the cumulative effect of a change in accounting, net income decreased to $7.5 million in 1995 from $10.5 million in 1994. This decrease in net income resulted from decreased operating results ($5.1 million), offset by a $2.1 million decrease in the provision for income taxes.

Liquidity and Capital Resources

         The Company's cash requirements arise principally from the need to finance new front end solicitations (customers), capital expenditures, debt repayment and other working capital requirements. The Company mailed 52.6 million, 43.3 million and 30.6 million solicitations during the years 1996, 1995 and 1994, respectively. The Company financed these solicitations and expects to finance future solicitations from internally generated funds and/or its Credit Facility.

         In fiscal 1996, 1995 and 1994, capital expenditures were $4.9 million, $3.1 million and $2.8 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment and facility acquisition and enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $2.5 million in 1997 for additional equipment. These capital expenditures will be financed through internal sources or the assumption of capital leases.

         Working capital decreased to $0.6 million at December 31, 1996, from $5.8 million at December 31, 1995, and $3.2 million at December 31, 1994. The decrease from 1995 to 1996 is primarily the result of increases in the current portion of long-term debt relating to increasing debt service requirements and accounts payable, offset by increased receivables and inventories. Increased cash, receivables and inventories, offset by higher interest and taxes account for the increase from 1994 to 1995.

         Net cash provided from operating activities was $7.4 million in 1996 as compared to $8.5 million in 1995 and $6.3 million in 1994. This change is primarily due to increases in receivables, inventory and marketing costs related to the growth of the business, offset by increases in net income, excluding non-cash charges for stock option compensation, depreciation, and amortization of marketing costs, and accounts payable.

         Net cash used in investing activities was $2.5 million in 1996 and $1.0 million in 1995, and related primarily to the investment in equipment and the addition of a fulfillment facility in 1996. Investing activities in 1994 provided cash of $5.9 million, primarily as a result of the sale of assets and discontinued operations to the former stockholder.

         During 1996, 1995 and 1994, the Company used $9.9 million, $4.4 million and $8.2 million, respectively, in financing activities. Net payments on bank and other financing, including capital lease obligations, totaled $9.9 million, $4.6 million and $9.9 million in 1996, 1995 and 1994, respectively. In 1994, the Company received proceeds from the issuance of common and preferred stock totaling $53.4 million, long-term debt totaling $80.0 million and Notes totaling $69.1 million in connection with the Recapitalization (see below). The proceeds in 1994 from the Recapitalization were primarily used to purchase shares for treasury totaling $199.0 million. The proceeds from the Recapitalization were also utilized, in part, to pay fees related to the issuance of stock associated therewith totaling approximately $2.0 million, net of amounts paid or accrued through the use of the Company's general working capital.

The Recapitalization

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) is $143.7 million, including $70.0 million of senior secured debt and $68.3 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $8.5 million in 1997, $14.2 million in 1998, $10.7 million in 1999, $16.6 million in 2000 and $18.5 million in 2001.
Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002. The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $15.0 million, $13.7 million of which was available at December 31, 1996.

Legal Proceedings

         As discussed further in Item 3--Legal Proceedings, the Company has received inquiries from thirteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

         In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      HOSIERY CORPORATION OF AMERICA, INC.

         Index to Financial Statements and Financial Statement Schedule

                                                                                            Page Number

Financial Statements and Independent Auditors' Report:
        Independent Auditors' Report....................................................        16
        Consolidated Balance Sheets--December 31, 1996 and 1995.........................        17
        Consolidated Statements of Operations--For the years ended December 31, 1996,
           1995 and 1994................................................................        18
        Consolidated Statements of Cash Flows--For the years ended December 31, 1996,
           1995 and 1994................................................................        19
        Consolidated Statements of Stockholders' Equity (Deficiency)--For the years
           ended December 31, 1996, 1995 and 1994.......................................        21
        Notes to Consolidated Financial Statements......................................        25
Financial Statement Schedule and Independent Auditors' Report:
        Independent Auditors' Report....................................................       S-1
        Schedule I--Valuation and Qualifying Accounts--For the years ended
           December 31, 1996, 1995 and 1994.............................................       S-2

        Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Hosiery Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, on July 19, 1994, the Company entered into a Recapitalization and Stock Purchase Agreement.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 28, 1997

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                  (Dollars in thousands, except per share data)
ASSETS                                                        1996          1995
                                                           ------------------------
CURRENT ASSETS:
     Cash and cash equivalents .........................    $  1,960     $  6,987
     Accounts receivable, less an allowance for doubtful
      accounts of $1,540 and $1,263 in 1996 and 1995,
      respectively .....................................      22,939       19,708
     Income tax refunds receivable .....................         100           32
     Inventories .......................................      15,538        9,814
     Prepaid and other current assets ..................       1,770        1,350
                                                            ---------    ---------
         Total current assets ..........................      42,307       37,891
PROPERTY AND EQUIPMENT, net ............................      17,422       15,334
DEFERRED CUSTOMER ACQUISITION COSTS ....................      24,664       19,485
DEFERRED DEBT ISSUANCE COSTS,less accumulated
     amortization of $3,684 and $2,016 in 1996 and 1995,
     respectively ......................................       7,185        8,853
DEFERRED INCOME TAXES ..................................         375           --
OTHER ASSETS ...........................................         647        1,297
                                                            ---------    ---------
TOTAL ..................................................    $ 92,600     $ 82,860
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

     Current portion of long-term debt .................    $  8,637     $  3,421
     Current portion of capital lease obligations ......       1,627        1,402
     Accounts payable ..................................       7,885        3,948
     Accrued expenses and other current liabilities ....       5,442        5,682
     Accrued interest ..................................       4,703        4,858
     Accrued coupon redemption costs ...................       5,044        6,117
     Deferred income taxes .............................       8,380        6,540
     Income taxes payable ..............................          --          129
                                                            ---------    ---------
          Total current liabilities ....................      41,718       32,097
LONG-TERM DEBT, Less current portion ...................     129,142      142,565
CAPITAL LEASE OBLIGATIONS, Less current portion ........       4,299        3,705
ACCRUED COUPON REDEMPTION COSTS ........................         495          521
DEFERRED INCOME TAXES ..................................          --        6,508
                                                             --------    ---------
          Total liabilities ............................     175,654      185,396
COMMITMENTS AND CONTINGENT LIABILITIES                       --------    ---------
REEDEMABLE EQUITY SECURITIES ...........................         768          384
                                                            ---------     --------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares
     authorized: 4,000,000 shares designated as pay-in-
     kind preferred stock,stated at liquidation value of
     $10 per share; 25% cumulative,(liquidation
     preference of $63,082 and $49,842 in 1996 and 1995,
     respectively), 3,739,782 shares issued and
     outstanding ......................................       37,398       37,398
     Common stock, voting, $.01 par value: 3,000,000
      shares authorized, 1,321,522 shares issued and
      outstanding ......................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
      500,000 shares authorized, 75,652 shares issued
      and outstanding ..................................           1            1
     Additional paid-in capital ........................      16,669       16,753
     Compensatory stock options outstanding ............      22,938           --
     Accumulated deficit ...............................    (159,894)    (155,588)
     Restricted stock ..................................        (947)      (1,499)
     Foreign currency translation adjustment ...........          --            2
                                                            ---------    ---------
       Stockholders' deficiency ........................     (83,822)    (102,920)
                                                            ---------    ---------
TOTAL ..................................................    $ 92,600     $ 82,860
                                                            =========    =========

           See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)

                                                                                    1996          1995         1994
                                                                                   ------        ------       ------

NET REVENUES .................................................................   $ 162,763    $ 136,299    $ 118,560
                                                                                 ----------   ----------   ----------
COSTS AND EXPENSES:
     Cost of sales ...........................................................      75,184       60,982       52,485
     Administrative and general expenses .....................................      11,404       10,200       13,616
     Provision for doubtful accounts .........................................      10,057        7,788        5,643
     Marketing costs .........................................................      22,055       17,442       15,542
     Coupon redemption costs .................................................       4,140        5,969        6,397
     Depreciation and amortization ...........................................       2,996        2,493        3,141
     Compensation related to stock options ...................................      22,938           --           --
     Expenses related to stock offering and acquisition ......................       1,587           --           --
     Other (income) expenses .................................................         (41)          (2)         123
                                                                                 ----------   ----------   ----------

OPERATING INCOME .............................................................      12,443       31,427       21,613
     Interest income .........................................................         327          378          314
     Interest expense ........................................................      18,466       19,749        4,811
                                                                                 ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME
 TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ............................      (5,696)      12,056       17,116
PROVISION (BENEFIT) FOR INCOME TAXES .........................................      (1,390)       4,560        6,648
                                                                                 ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE ...........................................................      (4,306)       7,496       10,468
LOSS FROM DISCONTINUED OPERATIONS (net of income tax provision of $8).........          --           --         (329)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (net of income tax
  benefit of $83) ............................................................          --           --         (230)
                                                                                 ----------   ----------   ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .................       (4,306)       7,496        9,909
CUMULATIVE EFFECT OF ACCOUNTING CHANGE .......................................          --           --         (163)
                                                                                 ----------   ----------   ----------
NET INCOME (LOSS) ............................................................   ($  4,306)   $   7,496    $   9,746
                                                                                 ==========   ==========   ==========

                 See notes to consolidated financial statements



              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)
                                                                                                      1996         1995         1994
                                                                                                  ----------------------------------
OPERATING ACTIVITIES:
   Net income (loss) ........................................................................... $ (4,306)     $ 7,496      $ 9,746
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ............................................................    2,996        2,493        3,141
      Amortization of debt issue costs and discounts ...........................................    1,852        1,848          358
      Compensation related to stock options ....................................................   22,938           --           --
      Deferred income taxes ....................................................................   (5,043)       1,882        1,672
      Cumulative effect of change in accounting principle ......................................       --           --          163
      (Gain) loss on sale and abandonments of property and equipment ...........................       (3)          (2)         123
      Loss from discontinued operations ........................................................       --           --          329
      Loss on disposal of discontinued operations ..............................................       --           --          230
      Amortization of restricted stock .........................................................      552           --           --
      Amortization of deferred customer acquisition costs ......................................   17,994       15,574       13,495
      Debt issuance costs ......................................................................       --          (23)     (10,845)
      (Increase) decrease in operating assets, net of effects from discontinued operations:
            Accounts receivable ................................................................   (3,231)      (2,052)      (2,663)
            Inventories ........................................................................   (5,724)      (1,527)         410
            Payments for deferred customer acquisition costs ...................................  (23,083)     (17,902)     (12,099)
            Prepaid and other current assets ...................................................     (488)        (312)        (718)
            Other assets .......................................................................      298          (56)        (356)
      Increase (decrease) in operating liabilities, net of effects from discontinued operations:
            Accounts payable, accrued expenses and other liablilities ..........................    3,842        1,142        4,340
            Income taxes payable ...............................................................     (129)         129         (671)
            Accrued coupon redemption costs ....................................................   (1,099)        (150)         199
      Operating activities of discontinued operations ..........................................       --           --         (599)
                                                                                                   ------       ------        ------
                  Net cash provided by operating activities ....................................    7,366        8,540        6,255
                                                                                                   ------       ------        ------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ......................................................   (2,522)      (1,019)      (1,989)
   Proceeds from sales of property and equipment ...............................................       39            6          106
   Proceeds from disposal of discontinued operations to Stockholder .............................      --           --        3,158
   Proceeds from sale of assets to Stockholder .................................................       --           --        3,960
   Decrease in assets held for sale to Stockholder .............................................       --           --          647
                                                                                                   -------      -------     --------
                  Net cash provided by (used in) investing activities ..........................   (2,483)      (1,013)       5,882
                                                                                                   -------      -------     --------
FINANCING ACTIVITIES:
   Net repayment of note payable to bank .......................................................       --           --       (2,300)
   Proceeds from bank and other financing .....................................................        --           --       80,000
   Payments on bank and other financing ........................................................   (8,391)      (3,364)      (4,941)
   Payments on capital leases ..................................................................   (1,519)      (1,256)      (2,682)
   Payments of costs associated with issuance of stock .........................................       --          (33)      (2,601)
   Capital contribution from Stockholder .......................................................       --           --          690
   Issuance of Preferred stock .................................................................       --           --       36,478
   Issuance of Common stock ....................................................................       --           --       16,902
   Issuance of Redeemable Equity Securities, net of costs to issue .............................       --          185           45
   Issuance of Units ...........................................................................       --           --       69,146
   Stock redemptions and purchases of Treasury stock ...........................................       --           --     (198,983)
   Purchase price adjustment of Treasury stock .................................................       --          (88)          --
   Proceeds from stock subscription ............................................................       --          125           --
                                                                                                  --------      -------      -------
                  Net cash used in financing activities ........................................   (9,910)      (4,431)      (8,246)
                                                                                                  --------      -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................................   (5,027)       3,096        3,891
Cash and cash equivalents at beginning of year .................................................    6,987        3,891           --
                                                                                                  --------     --------     --------
Cash and cash equivalents at end of year .......................................................  $ 1,960      $ 6,987      $ 3,891
                                                                                                  ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .................................................................................  $16,719      $15,111      $ 2,436
                                                                                                 =========    =========     ========
      Income taxes .............................................................................  $ 4,102      $ 2,261      $ 4,833
                                                                                                 =========    =========     ========



              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)

(Continued)





SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Capital lease obligations of $2,338, $2,103 and $776 were entered into for new equipment during 1996, 1995 and 1994, respectively.

In 1996, two officers of the Company were granted approximately $300 of redeemable equity securities as additional compensation.

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

                 See notes to consolidated financial statements

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                                           PREFERRED STOCK
                                                ----------------------------------------------------------------
                                                        PIK                  CLASS A               CLASS B
                                                --------------------   --------------------    ----------------
                                                Shares      Amount       Shares      Amount      Shares    Amount

BALANCE, January 1, 1994                                                 100,000      $100       100,000     $520
Net income
Gain on sale of assets to
  Stockholder recognized as
  capital contribution (see Note 3)
Purchase of shares for treasury
Retirement of shares in treasury                                        (100,000)     (100)     (100,000)    (520)
Reclassification of Class A Common
  Stock  into Common Stock and
  effect of stock split of Common
   Stock on approximately a
  62.22 to 1 basis (see Note 3)
Issuance of Common Stock (see
  Notes 3 and 19)
Issuance of PIK Preferred Stock
  (see Notes 3 and 20)                           3,637,602   $36,376
Issuance of shares in connection
  with debentures (see Note 3)
Issuance of shares in connection
  with management grant (see
  Notes 3 and 19)                                  102,180     1,022
Issuance of shares in connection
  with Recapitalization (see Note 3)                10,218       102
Costs associated with issuance of
  stock
                                                 --------------------    -----------------      -----------------
BALANCE December 31, 1994                        3,750,000    37,500          --        --            --       --
Net income
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities                                      (10,218)    (102)
Additional costs associated with
  previously purchased and retired
  treasury stock
Costs associated with issuance of
  stock
Accretion of preference value over
  carrying value of redeemable
  preferred stock
Receipt of stock subscription
Foreign currency translation
                                                -------------------      -----------------      -----------------
BALANCE December 31, 1995                        3,739,782   37,398           --        --            --       --
Net loss
Compensation under restricted
  stock awards
Stock options granted
Accretion of preference value over
  carrying value of redeemable
  preferred stock
Foreign currency translation
                                                -------------------     -----------------      -----------------
BALANCE December 31, 1996                        3,739,782  $37,398           --     $ --            --     $ --
                                                ===================     =================      =================

                 See notes to consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                                     COMMON STOCK
                                                 ---------------------------------------------------------
                                                                       CLASS A,            CLASS A,
                                                                        VOTING            NON VOTING
                                                 ----------------   ---------------    ------------------
                                                 Shares    Amount   Shares   Amount    Shares      Amount
                                                 ----------------   ---------------    ------------------
BALANCE, January 1, 1994              *                             183,100    $183        --          --
Net income
Gain on sale of assets to
  Stockholder recognized as
  capital contribution (see Note 3)
Purchase of shares for treasury
Retirement of shares in treasury                                   (178,396)   (178)
Reclassification of Class A Common
  Stock  into Common Stock and
  effect of stock split of Common
   Stock on approximately a
  62.22 to 1 basis (see Note 3)                    292,600     $3    (4,704)     (5)
Issuance of Common Stock (see
  Notes 3 and 19)                                1,000,660     10                        5,652         --
Issuance of PIK Preferred Stock
  (see Notes 3 and 20)
Issuance of shares in connection
  with debentures (see Note 3)                                                          70,000         $1
Issuance of shares in connection
  with management grant (see
  Notes 3 and 19)                                   28,262     --
Issuance of shares in connection
  with Recapitalization (see Note 3)
Costs associated with issuance of
  stock
                                                 ----------------   ---------------    ------------------
BALANCE December 31, 1994                        1,321,522     13        --      --     75,652          1
Net income
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities
Additional costs associated with
  previously purchased and retired
  treasury stock
Costs associated with issuance of
  stock
Accretion of preference value over
  carrying value of redeemable
  preferred stock
Receipt of stock subscription
Foreign currency translation
                                                 ----------------   ---------------    ------------------
BALANCE December 31, 1995                        1,321,522     13        --      --     75,652          1
Net loss
Compensation under restricted
  stock awards
Stock options granted
Accretion of preference value over
  carrying value of redeemable
  preferred stock
Foreign currency translation
                                                 ----------------   ---------------    ------------------
BALANCE December 31, 1996                        1,321,522    $13       --     $ --     75,652         $1
                                                 ================   ===============    ==================

                See notes to consolidated financial statements.


             HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                              TREASURY STOCK
                                              ---------------------------------------------------
                                                    PREFERRED                COMMON                                   Retained
                                                      STOCK                   STOCK                     Additional    Earnings
                                              ---------------------          -------                     Paid-In      (Accum.
                                              Class A       Class B          Class A       Amount        Capital      Deficit)
                                              ---------------------          --------------------        -------      ---------
BALANCE, January 1, 1994                       94,540        90,575          161,059     ($18,615)        $4,638      $  39,492
Net income                                                                                                                9,746
Gain on sale of assets to
  Stockholder recognized as
  capital contribution (see Note 3)                                                                          690
Purchase of shares for treasury                 5,460         9,425           17,337     (198,983)
Retirement of shares in treasury             (100,000)     (100,000)        (178,396)     217,598         (4,566)      (212,234)
Reclassification of Class A Common
  Stock  into Common Stock and
  effect of stock split of Common
   Stock on approximately a
  62.22 to 1 basis (see Note 3)                                                                                2
Issuance of Common Stock (see
  Notes 3 and 19)                                                                                         17,017
Issuance of PIK Preferred Stock
  (see Notes 3 and 20)
Issuance of shares in connection
  with debentures (see Note 3)                                                                             1,183
Issuance of shares in connection
  with management grant (see
  Notes 3 and 19)                                                                                            477
Issuance of shares in connection
  with Recapitalization (see Note 3)
Costs associated with issuance of
  stock                                                                                                   (2,601)
                                              ---------------------          --------------------        -------      ---------
BALANCE December 31, 1994                          --            --               --           --         16,840       (162,996)
Net income                                                                                                                7,496
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities
Additional costs associated with
  previously purchased and retired
  treasury stock                                                                                                            (88)
Costs associated with issuance of
  stock                                                                                                      (35)
Accretion of preference value over
  carrying value of redeemable
  preferred stock                                                                                            (52)
Receipt of stock subscription
Foreign currency translation
                                              ---------------------          --------------------        -------      ---------
BALANCE December 31, 1995                          --            --               --           --         16,753       (155,588)
Net loss                                                                                                                 (4,306)
Compensation under restricted
  stock awards
Stock options granted
Accretion of preference value over
  carrying value of redeemable
  preferred stock                                                                                            (84)
Foreign currency translation
                                              ---------------------          --------------------        -------      ---------
BALANCE December 31, 1996                          --            --               --      $    --        $16,669       (159,894)
                                              =====================          ====================        =======      =========

                 See notes to consolidated financial statements.

                                       23


              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)


                                                                                Compensatory
                                                   Stock                            Stock            Foreign
                                                Subscription    Restricted         Options          Currency
                                                Receivables       Stock          Outstanding       Translation        Total
                                                ------------    ----------      ------------       -----------       -------
BALANCE, January 1, 1994                                                                                             $26,318
Net income                                                                                                             9,746
Gain on sale of assets to
  Stockholder recognized as
  capital contribution (see Note 3)                                                                                      690
Purchase of shares for treasury                                                                                     (198,983)
Retirement of shares in treasury                                                                                          --
Reclassification of Class A Common
  Stock  into Common Stock and
  effect of stock split of Common
   Stock on approximately a
  62.22 to 1 basis (see Note 3)                                                                                           --
Issuance of Common Stock (see
  Notes 3 and 19)                                      $(125)                                                         16,902
Issuance of PIK Preferred Stock
  (see Notes 3 and 20)                                                                                                36,376
Issuance of shares in connection
  with debentures (see Note 3)                                                                                         1,184
Issuance of shares in connection
  with management grant (see
  Notes 3 and 19)                                                  $(1,499)                                               --
Issuance of shares in connection
  with Recapitalization (see Note 3)                                                                                     102
Costs associated with issuance of
  stock                                                                                                               (2,601)
                                                ------------    ----------      ------------       -----------       -------
BALANCE December 31, 1994                               (125)       (1,499)               --                --      (110,266)
Net income                                                                                                             7,496
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities                                                                                                           (102)
Additional costs associated with
  previously purchased and retired
  treasury stock                                                                                                         (88)
Costs associated with issuance of
  stock                                                                                                                  (35)
Accretion of preference value over
  carrying value of redeemable
  preferred stock                                                                                                        (52)
Receipt of stock subscription                            125                                                             125
Foreign currency translation                                                                                $2             2
                                                ------------    ----------      ------------       -----------       -------
BALANCE December 31, 1995                                 --        (1,499)               --                 2      (102,920)
Net loss                                                                                                              (4,306)
Compensation under restricted
  stock awards                                                         552                                               552
Stock options granted                                                                $22,938                          22,938
Accretion of preference value over
  carrying value of redeemable
  preferred stock                                                                                                        (84)
Foreign currency translation                                                                                (2)           (2)
                                                ------------    ----------      ------------       -----------       -------
BALANCE December 31, 1996                              $  --       $  (947)          $22,938             $  --      $(83,822)
                                                ============    ==========      ============       ===========       =======

                See notes to consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


1.     ORGANIZATION

       Hosiery Corporation of America, Inc. and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States and the United Kingdom. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply approximately 87% of all the hosiery required by the Company's continuity program.


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

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

       Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No.
       121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed. The implementation of this standard did not have an effect on the Company's financial position or results of operations.

       Accounting for Stock-Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation expense in accordance with the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

       Foreign Currency Translation - Foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and certain marketing expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in income in the year of occurrence.

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

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       Reclassifications - Certain reclassifications were made to the prior year's consolidated financial statements to conform to classifications used in the current period.


3.     RECAPITALIZATION

       On July 19, 1994, an affiliate of Kelso & Company, Inc. ("Kelso"), the Company and Joseph A. Murphy, the sole stockholder of the Company (the "Stockholder"), entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, the Company repurchased from the Stockholder (the "Repurchase") for approximately $191.2 million, which includes approximately $0.9 million in post-closing adjustments (net of $7.8 million received from the Stockholder for the purchase of certain assets (see below)), all of its then outstanding shares of preferred stock and a substantial portion of its then outstanding shares of common stock. On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"), pursuant to which certain affiliates and designees of Kelso and certain members of operating management of the Company (collectively, the "Investor Group"), purchased a controlling equity interest in the Company. The Company effected the Repurchase with the proceeds of the Financing (as defined below). Following the consummation of the Repurchase (and after giving effect to the purchase of common stock by the Investor Group pursuant to the Financing), the Investor Group owned approximately 74% of the Company's common stock, with the Stockholder retaining approximately 21% of the Company's common stock.

       The Company obtained the funds necessary to effect the Repurchase, repay certain existing indebtedness of the Company and pay the fees and expenses incurred in connection with the Recapitalization primarily from the proceeds of a financing (the "Financing") which included (i) borrowings of $80.0 million under a credit agreement, consisting of $80.0 million of term loan facilities (the "Term Loan Facilities") and a $15.0 million revolving credit facility, entered into among the Company, Bankers Trust Company, and the banks signatory thereto, (ii) gross proceeds of approximately $69.1 million from the issuance and sale of the Units (each unit consisting of one Senior Subordinated Note and one share of Class A Common Stock), (iii) gross proceeds of approximately $36.5 million from the sale to the Investor Group of shares of a new class of pay-in-kind preferred stock of the Company for cash, and (iv) gross proceeds of approximately $17.1 million from the sale to the Investor Group of shares of Common Stock for cash. The Company also utilized working capital of approximately $2.0 million to pay fees and expenses incurred in connection with the Recapitalization. In addition, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively (see Note 19).

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

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


3.     RECAPITALIZATION (continued)

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

       In connection with the Recapitalization, the Company sold for cash certain assets which were not used in its hosiery business to the Stockholder. The assets were sold at fair value ($7.8 million) as of July 19, 1994, which approximated their then net book value. Certain of these assets, including the Company's Book, Bag, and Overseas Divisions, were restated in the financial statements as discontinued operations and classified as net assets of discontinued operations. The remainder of these assets were classified in the financial statements as assets held for sale to stockholder. (See Note 4.) Upon final consummation of the sale on October 17, 1994, the carrying value of these assets had declined by approximately $690 resulting in a gain on the sale. This gain was reflected as a capital contribution in the accompanying financial statements.


4.     DISCONTINUED OPERATIONS AND DISPOSAL OF A LINE OF BUSINESS

       On July 9, 1994, as part of the Company's Recapitalization, the Company discontinued the remainder of its Book Division, along with its Overseas and Bag Divisions.

       Summary results of the Book, Bag, and Overseas Divisions were as follows:

                                                      1996       1995     1994
                                                      ----       ----     ----

                  Net revenues...................  $    --    $    --    $  389
                  Loss before income taxes.......       --         --      (321)
                  Provision for income taxes ....       --         --         8
                  Net loss.......................       --         --      (329)

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


5.     PROVISION FOR COUPON REDEMPTION

       As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During 1996, customers with an average of 32 coupons redeemed for a free gift (31 coupons in 1995) after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.

6.     INVENTORIES

                                                            1996      1995
                                                          -------   -------
       Raw materials .................................    $   537   $   787
       Work-in-process................................      2,258     1,602
       Finished goods.................................     10,656     5,763
       Promotional and packing material ..............      2,087     1,662
                                                          -------   -------
                                                          $15,538   $ 9,814
                                                          =======   =======
7      PROPERTY AND EQUIPMENT
                                                            1996      1995
                                                          -------   -------

       Land and buildings .............................   $ 6,627   $ 5,873
       Machinery and equipment ........................    19,086    15,990
       Furniture and fixtures .........................     1,937     1,598
       Leasehold improvements .........................     3,759     3,728
       Automobiles.....................................       628       569
                                                           ------    ------
                                                           32,037    27,758
       Less accumulated depreciation and amortization .    14,615    12,424
                                                          -------   -------
                                                          $17,422   $15,334
                                                          =======   =======

       Property and equipment includes assets acquired under capital leases, principally machinery and equipment having a net book value of approximately $6,418 and $5,618 as of December 31, 1996 and 1995, respectively. Related accumulated depreciation and amortization was $4,636 and $3,116, respectively. Depreciation and amortization expense for capital lease assets for 1996, 1995 and 1994 was $1,529, $1,077 and $1,810, respectively.

8.     OTHER ASSETS

                                                               1996       1995
                                                               ----       ----

       Software, net of accumulated amortization of
        approximately $5,638 and $5,387, respectively....      $549      $ 800
       Deposits.............................................      9        327
       Mailing list rights, net of accumulated
        amortization of $4,733..............................     --         90
       Miscellaneous other..................................     89         80
                                                               ----     ------
                                                               $647     $1,297
                                                               ====     ======

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


9.     OTHER (INCOME) EXPENSES

       Included in other (income) expenses are the following:
                                                                  1996          1995          1994
                                                                  ----          ----          ----
                              Gain on foreign exchange ........  $ (39)        $ --          $  --
                              Miscellaneous (income)expenses ..     (2)          (2)           123
                                                                 ------        -----         -----
                                                                 $ (41)        $ (2)         $ 123
                                                                 ======        =====         =====

10.    LONG-TERM DEBT

                                                                                1996          1995
                                                                                ----          ----
        Amounts due under revolving credit and term loan agreement .......     $ 68,450      $ 76,725
        13.75% Senior Subordinated Notes due August 2002 .................       68,337        68,153
        Serial  bonds issued by the South Carolina Jobs-Economic
            Development Authority with interest rates ranging from 5.8% to
            7.1%  payable  beginning  July  1993  in  quarterly  principal payments and semi-annual payments to the trustee of the Bonds.
            Bonds are collateralized by a letter of credit and a building
            addition in South Carolina....................................          992         1,108
                                                                               --------      --------

        Total long-term debt .............................................      137,779       145,986
        Less current portion .............................................        8,637         3,421
                                                                               --------      --------
           TOTAL LONG-TERM PORTION .......................................     $129,142      $142,565
                                                                               ========      ========

         On October 17, 1994, the Company entered into a revolving credit and term loan agreement with a group of banks. Outstanding borrowings at December 31, 1996 and 1995 are $68,450 and $76,725, respectively. The facility is secured by substantially all of the assets of Hosiery Corporation of America. The facility is also subject to the continuing guarantees of the subsidiaries of Hosiery Corporation of America. The revolving credit and term loan portions of the facility have maximum borrowings of $15,000 and $80,000, respectively. The term loans are segregated into two series, A Term Loans and B Term Loans, each totaling $40,000. The revolving credit facility expires on October 17, 1999. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest under the agreement is payable at the banks' prime lending rate plus 1.75%. There were no borrowings outstanding under this agreement at December 31, 1996 and 1995. The A Term Loans are payable in quarterly installments ranging from $375 to $3,750, with a final payment due
         October  17,  1999.  The B  Term  Loans  are  payable  in  semi-annual installments ranging from $200 to $10,000, with a final payment due July 31, 2001. Interest is generally payable quarterly and is charged at a premium ranging from 1.75% to 2.25% over the Base Rate or 2.75% to 3.25% over the Eurodollar Rate as defined. The rate in effect at December 31, 1996 ranged from 8.38% to 9.06%. Additionally, fees are charged on the average daily amount of unused commitment and are
         payable  quarterly.   Under  the  terms  of  the  agreement,   certain
         restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the agreement.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


10.    LONG-TERM DEBT (continued)

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

       The Company was in compliance with all debt covenants noted above as of December 31, 1996.

       The Company was contingently liable for outstanding letters of credit in the amount of approximately $1,292 as of December 31, 1996.

       On January 17, 1995, the Company purchased an interest rate cap for $149 from Bankers Trust Company. This cap protects $30,000 of the Term Loan Debt from an increase in interest rates over 10%. The cap is based on the LIBOR and pays the excess interest over 10%. The term of the interest rate cap is three years.

       Maturities of long-term debt consisted of the following as of December 31, 1996:

           1997 ....................$    8,637
           1998 ....................    14,301
           1999 ....................    10,772
           2000 ....................    16,753
           2001 ....................    18,572
           Thereafter ..............    68,744
                                      --------
                                      $137,779
                                      ========

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)

11.    INCOME TAXES

       The provision for income taxes (benefit) consists of the following:

                                                  1996       1995       1994
                                                  ----       ----       ----
            Federal:
              Current .......................   $ 3,474    $2,432     $4,491
              Deferred ......................    (5,215)    2,053      1,110
                                                -------    ------     ------
                                                 (1,741)    4,485      5,601
                                                -------    ------     ------
            States:
              Current .......................       179       246        485
              Deferred ......................       172      (171)       562
                                                --------    ------    ------
                                                    351        75      1,047
                                                --------    ------    ------
                                                $(1,390)    $4,560    $6,648
                                                ========    ======    ======

       The  components  of  net  deferred  tax  liabilities   consisted  of  the
       following:

                                                              1996        1995
                                                              ----        ----
            Deferred tax liabilities:
                 Deferred customer acquisition costs ..... $  8,206    $ 6,064
                 Accounts receivable......................    6,770      5,010
                 Property and equipment...................      349        741
                 Other assets.............................      713         42
                 Other current assets.....................    2,251      1,689
                 Accrued coupon redemption costs .........      308         98
                                                           --------    -------
                                                             18,597     13,644
                                                           --------    -------
            Deferred tax assets:
                 Accrued expenses.........................     (757)      (583)
                 Stock option.............................   (9,821)        --
                 Other....................................      (14)       (13)
                                                            -------    -------
                                                            (10,592)      (596)
                                                            -------    -------
                                                            $ 8,005    $13,048
                                                            =======    =======

       The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:

                                                                1996                   1995                   1994
                                                                ----                   ----                   ----
            Tax provision (benefit) at
                statutory rate ..................       $(1,937)     (34.0)%     $4,099      34.0%     $5,820      34.0%
            State taxes, net of federal benefit .           232        4.1          160       1.3         540       3.2
            Other................................           315        5.5          301       2.5         288       1.7
                                                          -----      ------       -----      -----      -----    -----
            Provision for income taxes...........       $(1,390)     (24.4)%     $4,560      37.8%     $6,648      38.9%
                                                         =======      =====       =====      =====      =====      ====


12.    REDEEMABLE EQUITY SECURITIES

       In connection with the Recapitalization, the Company issued 2,826 shares of voting common stock, $.01 par value, to management stockholders for cash. The Company is obligated to redeem these shares from the management stockholders upon the death, disability or termination of employment of the holder. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)

12.    REDEEMABLE EQUITY SECURITIES (continued)

       $45. During 1995, the Company issued an additional 4,048 shares of voting common stock, $.01 par value, for cash under the same basic terms. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $63. In connection with the issuance of redeemable common shares in 1995, certain agreements were amended and executed in order that 14,643 shares of preferred stock issued for cash in 1995 and 10,218 shares of preferred stock issued for cash in October 1994 would be redeemable under the same basic terms of the redeemable common stock. Each preferred share has a $.01 par value, a stated value at liquidation of $10 and cumulative dividends of 25% of additional shares of PIK preferred stock or fractions thereof. The redeemable preferred stock was recorded at fair value on the date of issuance or amendment providing for their redemption, less issuance costs, totaling $224. The excess of the preference value over the carrying value is being accreted by periodic charges to Additional Paid-In Capital over the life of the issue. The redemption provisions expire the earlier of the fifth anniversary of the October 17, 1994 Recapitalization or the closing of an initial public offering for the Company's common stock.

       In 1996, two officers of the Company were granted 4,434 shares of voting common stock, $.01 par value, as additional compensation. The Company is obligated to redeem these shares under the same basic terms as previously issued redeemable stock. The redeemable common stock was recorded at fair value on the date of issuance. This resulted in an increase in redeemable equity securities of approximately $300.

13.    TREASURY STOCK

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

14.    LEASE COMMITMENTS

       The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 1996:

           Year ending                                  Capital       Operating
           December 31,                                 Leases          Leases
           ------------                                 -------       ---------
           1997.....................................    $1,854        $  1,487
           1998.....................................     1,367           1,481
           1999.....................................     1,163           1,381
           2000.....................................       758             950
           2001.....................................       643             920
           Thereafter...............................       727           4,915
                                                         -----         -------
                                                         6,512         $11,134
           Amount representing imputed interest ....       586         =======
                                                         -----
           Present value of net minimum lease payments   5,926
           Less current portion ....................     1,627
                                                         -----
                                                        $4,299
                                                         =====
       Rental expense under all operating leases for the years ended December 31, 1996, 1995 and 1994, was approximately $1,593, $1,281 and $1,451, respectively.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


15.    COMMITMENTS AND CONTINGENCIES

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

       The Company is involved in, or has been involved in, litigation arising in the normal course of its business. The Company can not predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any litigation which is expected to have a material effect on the financial position of the business or the results of operations and cash flows of the Company except as discussed below.

       The Company has received inquiries from thirteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

       In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


16.    PROFIT SHARING PLAN

       The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $480, $442 and $430 in 1996, 1995 and 1994, respectively.

       All contributions and investments are held in a trust for the benefit of plan participants. All employees are 100% vested in their pretax contributions and earnings thereon, but become vested in the Company contributions and earnings at a rate based on years of service, with full vesting after five years.


17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 1996 the Company had a carrying amount of long-term debt of $137,779 and an estimated fair value of $146,442.


18.    STOCK OPTION PLAN

       On June 28, 1996, the Board of Directors approved and adopted a stock option plan (the "Option Plan"), providing for the grant to certain employees of the Company and its subsidiaries of options to purchase up to 215,369 shares of Common Stock. On June 28, 1996, the Board of Directors granted options to purchase an aggregate of 215,369 shares of Common Stock. The exercise price with respect to 199,458 shares is $30.00 per share. The exercise price with respect to 15,911 shares will be the price per share obtained in an initial public offering. All options vested on the date of such grant and are only exercisable upon an initial public offering of the Common Stock or certain change of control events. Options expire 10 years from the date of the grant of such option, subject to earlier termination by the Board of Directors.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


18.    STOCK OPTION PLAN (continued)

       A summary of the status of the Company's stock option plan as of December 31, 1996 and changes during the year ending on that date is presented below:

                                                       Options with Exercise        Options with Exercise
                                                           Price Equal to            Price Less Than the
                                                          Market Price of              Market Price of
                                                        Stock on Grant Date        Stock at Date of Grant
                                                       ---------------------       ----------------------
                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                           Shares         Price         Shares         Price
                                                           ------      --------         ------      --------
         Outstanding at beginning of year                     -0-                          -0-

         Granted                                           15,911       $145.00        199,458        $30.00

         Exercised                                             --                           --

         Cancelled                                             --            --             --            --
                                                           ------       -------        -------        ------

         Outstanding at end of year                        15,911       $145.00        199,458        $30.00
                                                           ======       =======        =======        ======

         Options exercisable at year end                     -0-                           -0-
                                                           ======                      =======
         Weighted average fair value of options
            granted during the year                       $145.00                      $145.00
                                                          =======                      =======

       At December 31, 1996, there were no options available for future grants under the Option Plan.

       The  following   table   summarizes   information   about  stock  options
       outstanding at December 31, 1996:

                                        Options Outstanding
                           ------------------------------------------------
                                                Weighted
                                                 Average           Weighted
         Range of              Number           Remaining           Average
         Exercise           Outstanding        Contractual         Exercise
          Prices            at 12/31/96            Life              Price
         --------           -----------        -----------         ---------

          $ 30.00             199,458           9.5 years           $ 30.00
           145.00              15,911           9.5 years            145.00
                              --------
                              215,369
                              ========
       At December 31, 1996, there were no exercisable options under the Option Plan.

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plan. Accordingly, the difference between the fair market value of the Common Stock, which for financial reporting purposes was based on the estimated fair value at the date of grant, and the exercise price of such options, has been recorded as compensation expense totaling $22,938

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


18.    STOCK OPTION PLAN (continued)

       in the Company's financial statements for the year ending December 31, 1996. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ending December 31, 1996, would have been increased to the pro forma amounts indicated below:

       Net loss:

                           As reported                        ($4,306)
                                                              ========
                           Pro forma                          ($5,321)
                                                              ========

       The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield, (ii) no expected volatility as the Company's stock is not publically traded, (iii) risk-free interest rate of 6.46%, and (iv) expected life of 5.5 years.

19.    RELATED PARTIES TRANSACTIONS

       In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 1996 and 1995 totaled $250 in each year.

       In connection with the Recapitalization, on October 17, 1994, certain designees of Kelso acquired shares of the Company's Common Stock. The proceeds from the sale of these shares were received subsequent to December 31, 1994.

       During 1994 and 1995, certain officers of the Company acquired shares of both the Company's common and preferred stock. In 1996, two officers of the Company were granted shares of common stock as additional compensation totalling approximately $300. These shares are included in the accompanying balance sheets as redeemable equity securities.

       Kelso provides financial advisory services to the Company for an annual fee. Payment for these services and reimbursement of expenses totalled $268 in 1996 and $308 in 1995.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)


20.    PREFERRED STOCK

       The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. Cumulative dividends on preferred shares that have not been declared since the Recapitalization total approximately 2.6 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.4 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation prefer- ence thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authroization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.


21.    QUARTERLY INFORMATION (UNAUDITED)

       Summarized quarterly financial data for 1996 and 1995 are set forth below:


                                     March 31       June 30      September 30      December 31      Total
                                     --------       -------      ------------      -----------      -----
1996

Net Revenues.........................  $40,099       $42,623         $38,611           $41,430    $162,763
Gross Profit.........................   19,187        22,783          21,996            23,613      87,579
Operating Income (Loss)..............    6,135       (12,779)         10,208             8,879      12,443
Net Income (Loss)....................      933       (10,545)          3,486             1,820      (4,306)

1995

Net Revenues.........................  $33,608       $36,526         $32,902           $33,263    $136,299
Gross Profit.........................   16,489        20,593          18,674            19,561      75,317
Operating Income.....................    5,349         9,331           7,130             9,617      31,427
Net Income...........................      175         2,789           1,504             3,028       7,496


ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

         None.

                                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                   Age      Position
---------------        ---      ------------------------------------------------
John F. Biagini         53      Chairman, Chief Executive Officer and President
Darrell Edwards         38      Vice President and Director of Marketing
Robert M. Henry         49      Senior Vice President, Systems and Operations
Arthur Hughes           55      Vice President and Chief Financial Officer
William J. Kelly        47      Senior Vice President, International Operations
Hans Lengers            51      President, U.S. Textile Corporation and Director
Robert Mooney           54      Vice President, General Counsel and Secretary
Frank K. Bynum, Jr.     34      Director
Michael B. Goldberg     50      Director
Joseph A. Murphy        53      Director


         Directors shall be elected by a plurality of the votes cast at annual meetings of stockholders (except in the case of vacancies on the Board of Directors). All directors of the Company serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation, or removal. All executive officers hold office at the pleasure of the Board of Directors. See "--Stockholders Agreement" and "--Employment Agreements."

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

         There are no family relationships among directors and executive officers of the Company. For certain information regarding the stock ownership of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

         The business experience for at least the last five years of each of the directors and executive officers is as follows:

          Mr. Biagini has been the Chairman, Chief Executive Officer and President of the Company since consummation of the Recapitalization. Mr. Biagini served as President and Chief Operating Officer since June 1992.From March 1988 to June 1992, Mr. Biagini was Vice President of Marketing of the Company. Before joining the Company in March 1988, Mr. Biagini was President of the Direct Marketing Division of Harlequin Enterprises from 1983 to 1988 and served in various United States and international direct mail assignments for Reader's Digest Association from 1972 to 1983.

          Mr. Edwards has been the Vice President and Director of Marketing of the Company since consummation of the Recapitalization. Mr. Edwards served as Vice President and Director of Marketing since he joined the company in October 1992. Before joining the Company in October 1992, Mr. Edwards held various magazine marketing positions for Reader's Digest Association since at least 1989.

          Mr. Henry has been Senior Vice President, Systems and Operations, of the Company since July 1996. From September 1995 until June 1996, Mr. Henry was Senior Vice President, Business Development. From 1993 to 1995, he served as Chairman, Marketing Services, for Bates Advertising U.S. From 1990 to 1993, Mr. Henry was Vice Chairman and Chief Operating Officer of McCaffrey and McCall Advertising.

          Mr. Hughes has been the Vice President and Chief Financial Officer of the Company since August 1995. Mr. Hughes served as Vice President and Controller of the Company from 1990 to August 1995.

          Mr. Kelly has been Senior Vice President, International Operations, of the Company since July 1996. From December 1993 until June 1996, Mr. Kelly was Vice President, Systems and Operations. From November 1988 until December 1993, Mr. Kelly was Vice President, Systems and Programming.

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

          Mr. Bynum has been a Director of the Company since the consummation of the Recapitalization. Mr. Bynum has been a Vice President of Kelso since July 1991, and was an Associate of Kelso from October 1987 to July 1991. He is a director of URS Logistics, Inc., IXL Holdings, Inc., and Universal Outdoor Holdings, Inc.

          Mr. Goldberg has been a Director of the Company since consummation of the Recapitalization. Mr. Goldberg has been a Managing Director of Kelso since October 1991. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of General Medical Corporation, URS Logistics, Inc., and Universal Outdoor Holdings, Inc.

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

          The Company has a Compensation Committee, which currently consists of three directors: John Biagini, Frank Bynum and Michael Goldberg. Messrs. Bynum and Goldberg are neither officers nor employees of the Company or any of its affiliates.

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

 ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation earned by the Chief Executive Officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1996, as well as the total compensation earned by such individuals for the two previous fiscal years.

SUMMARY COMPENSATION TABLE
---------------------------
                                               Annual Compensation         Long-Term Compensation
                                               -------------------        -----------------------
                                                                          Restricted      Securities         All
                                                                            Stock         Underlying        Other
Name                              Year        Salary       Bonus (b)      Awards (c)     Options (d)    Compensationn
----                              ----        ------       ---------      ----------     -----------    -------------

John F. Biagini                   1996       $352,794       $400,000      $       --            94,676     $ 7,164(a)
   Chairman of the Board,         1995        340,622        250,000              --                --       7,182(a)
   Chief Executive Officer        1994        321,194        200,000       1,000,000                --      12,486(a)
   and President

Hans Lengers                      1996        419,439             --              --            47,339       1,789(a)
   President, U.S. Textile        1995        402,663             --              --                --       1,800(a)
   Corporation                    1994        391,696             --         499,000                --       1,882(a)

Robert M. Henry                   1996        253,869         16,500                            17,344          --
   Senior Vice President,         1995         74,687             --              --                --          --
   Systems and Operations         1994             --             --              --                --          --

William J. Kelly                  1996        222,842         30,000              --            17,344       7,164(a)
   Senior Vice President,         1995        210,652         24,250              --                --       7,182(a)
   International Operations       1994        205,281         26,500              --                --       9,779(a)

Arthur Hughes                     1996        159,587         50,000              --            21,322       7,164(a)
   Vice President and             1995        133,786         34,200              --                --       4,833(a)
   Chief Financial Officer        1994        110,846         19,200              --                --       4,412(a)


----------------
(a)  Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b)  Represents amounts awarded as cash/stock bonuses.
(c)  Represents compensation associated with restricted stock awards for certain officers.  See "Management
     Stock-Purchase and Restricted Stock Award Agreements" below.
(d)  Represents  options  granted to certain  officers under the Company's
      Stock Option Plan.

Long-Term Compensation

Management Stock Purchase and Restricted Stock Award Agreements

         Prior to the closing of the Recapitalization, Mr. Biagini and Mr. Lengers entered into Management Stock Purchase and Restricted Stock Award Agreements with the Company (the "Management Stock Agreements"), pursuant to which Mr. Biagini was granted 18,841 shares of Common Stock and 68,120 shares of PIK Preferred Stock, and Mr. Lengers was granted 9,421 shares of Common Stock and 34,060 shares of PIK Preferred Stock in addition to the shares of Common Stock and PIK Preferred Stock purchased by Messrs. Biagini and Lengers. The Common Stock was sold at $16.92 per share and the PIK Preferred Stock at $10.00 per share to the original investor group. Compensation with respect to the grant of shares will be recognized ratably over the six-year period for which services must be performed in order for Messrs. Biagini and Lengers to receive the shares without restriction. No dividends will be paid on any restricted stock. The above table displays all outstanding shares of restricted stock. Additionally, in 1995 the management group was offered limited opportunities to purchase stock at the same price as Messers. Biagini and Lengers which resulted in net proceeds to the Company of $190 thousand.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realized Value
                                                                                          at Assumed Annual
                                                                                           Rates of Stock
                                                                                         Price Appreciation
                             Individual Grants                                             for Option Term
---------------------------------------------------------------------------- --------------------------------------------
                                       % of
                                       Total
                       Number of      Options
                      Securities      Granted to
                      Underlying      Employees  Exercise or
                        Options          in       Base Price    Expiration
Name                    Granted      Fiscal Year  ($/Share)       Date              0%             5%            10%


John F. Biagini            86,721          40.27   $   30.00      6/28/06      $9,972,915     $17,880,979    $30,013,501
John F. Biagini             7,955           3.69      145.00 (1)

Hans Lengers               43,361          20.13       30.00      6/28/06       4,986,515       8,940,592     15,006,924
Hans Lengers                3,978           1.84      145.00 (1)

Robert M. Henry            17,344           8.05       30.00      6/28/06       1,994,560       3,576,155      6,002,631

William J. Kelly           17,344           8.05       30.00      6/28/06       1,994,560       3,576,155      6,002,631

Arthur C. Hughes           17,344           8.05       30.00      6/28/06       1,994,560       3,576,155      6,002,631
Arthur C. Hughes            3,978           1.84      145.00 (1)

(1) Options exercisable at a price per share to be obtained in an initial public offering. The grant date market value is assumed to be $145.00 per share based on a proposed transaction with a shareholder that was being contemplated at the time the option was granted. There is no current public market for these securities.


                                           FISCAL YEAR-END OPTION VALUES

                                          Number of Securities
                                         Underlying Unexercised              Value of Unexercised
                                               Options at                    In-the-Money Options
                                          December 31, 1996 (#)            at December 31, 1996 ($)
                                          ---------------------            ------------------------

Name                                    Exercisable/Unexercisable         Exercisable/Unexercisable
----                                    -------------------------         -------------------------
John F. Biagini                                 0/94,676                         0/9,972,915
Hans Lengers                                    0/47,339                         0/4,986,515
Arthur Hughes                                   0/21,322                         0/1,994,560
William J. Kelly                                0/17,344                         0/1,994,560
Robert Henry                                    0/17,344                         0/1,994,560

         There is no public market for the common stock of the Company. The value utilized for the In-the-Money Options as of December 31, 1996 was based on the grant date market value, assumed to be $145.00 per share based on a proposed transaction with a shareholder that was being contemplated at the time the option was granted.

Employment Agreements

         In August 1980, Hans Lengers entered into an Employment Agreement with the Company's manufacturing subsidiary, U.S. Textile Corporation ("U.S. Textile"), pursuant to which he is employed as President and Chief Executive Officer of U.S. Textile and to manage and operate its business and affairs for his lifetime, such agreement having been amended on September 12, 1994. Mr. Lengers is not entitled to receive compensation upon the voluntary termination of his employment with U.S. Textile. In addition, the Company may abrogate the terms and conditions of the Employment Agreement for good cause as defined by the law of North Carolina, and in any event, the Employment Agreement will terminate upon Mr. Lengers' death, adjudicated incompetency, bankruptcy or physical or mental inability to perform his duties thereunder. The agreement provides for a base salary of $5,000 per month and additional compensation in the amount that 25.0% of the U.S. Textile net profits exceed such base compensation, such that the sum of the base compensation and this additional compensation does not exceed $250,000 per annum, adjusted each year for cost of living increases. The Consumer Price Index for Urban Wage Earners and clerical workers is used as the index to compute cost of living increases. The ceiling for Mr. Lengers' salary in 1996 was $419,439. In addition, Mr. Lengers has agreed during the time of his employment not to devote any of his time and efforts to the affairs of any other business in direct competition with U.S. Textile.

         In August 1992, Arthur C. Hughes entered into an Executive Employment Agreement with the Company pursuant to which he is employed as Vice President and Chief Financial Officer of the Company. The initial term of the agreement is five years. The agreement provides for an initial base salary of $97,825 and 6.5% annual increases. In addition, Mr. Hughes is entitled to receive a bonus as defined by the President and the Board of Directors to be calculated based on the results of the fiscal year in particular on achieving budgeted corporate profits (35%) and achieving management objectives that are developed each year (65%). Mr. Hughes is also entitled to participate in all standard employee benefits provided by the Company and to use an automobile provided by the Company.

         In September 1995, Robert M. Henry entered into an Executive Employment Agreement with the Company pursuant to which he is employed as Senior Vice President, Systems and Operations of the Company. The term of the agreement is indefinite. The agreement provides for an initial base salary of $250,000. In addition, Mr. Henry is entitled to receive a bonus the amount of which is based on achieving objectives defined by the President and the performance of the Company against annual corporate targets. Mr. Henry is also entitled to participate in all standard employee benefits provided by the Company, to use an automobile provided by the Company, and to participate in the Company's Stock Option Plan on terms and conditions enjoyed by other executive officers.

         All three aforementioned employment agreements require a successor to the employer thereunder to assume the respective obligations of such employer under the applicable agreement.

     Compensation   Committee   Interlocks   and   Insider   Participations   in
Compensation Decisions

     Mr. Biagini was the Chairman, President and Chief Executive Officer of the Company during the last fiscal year. Mr. Goldberg is a Managing Director of Kelso and Mr. Bynum is a Vice President of Kelso. Messrs. Goldberg and Bynum are both limited partners of the general partment of KIAV and limited partners of KEPV.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The following table sets forth information as of March 15, 1997 with respect to the beneficial ownership of shares of Common Stock of all stockholders of the Company who are known by the Company to beneficially own more than 5% of any such class, by each director, by each executive officer of the Company named in the summary compensation table and by all directors and executive officers of the Company as a group, as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. The Common Stock set forth in the following table includes voting Common Stock and non-voting Class A Common Stock. Except as indicated in the footnotes below, all shares of Common Stock are voting Common Stock. Prior to the consummation of the Recapitalization, all of the issued and outstanding shares of Common Stock and Old Preferred Stock were owned by the Stockholder.

                                                                                         Percentage of Shares
         Name and Address                                     Number of Shares             of Common Stock
         of Beneficial Owner                                   of Common Stock               Outstanding
         -------------------                                  ----------------            -------------------
         Kelso Investment Associates V, L.P. (a)(b).......           995,932                    70.71%
         Kelso Equity Partners V, L.P. (a)(b).............           995,932                    70.71%
         Joseph S. Schuchert(b)...........................             (d)                       (d)
         Frank T. Nickell(b)(c)...........................             (d)                       (d)
         George E. Matelich(b)............................             (d)                       (d)
         Thomas R. Wall, IV(b)(c).........................             (d)                       (d)
         Michael B. Goldberg(b)(c)(e).....................             --                          --
         Frank K. Bynum, Jr.(b)(e)........................             --                          --
         Joseph A. Murphy(f)..............................           292,600                    20.77%
         John F. Biagini(f)(g)(h).........................            23,681                     1.68%
         Hans Lengers(f)(g)(h)............................            11,841                      .84%
         William J. Kelly(f)(g)...........................               188                      .01%
         Robert Henry(f)(g)...............................               942                      .07%
         Arthur C. Hughes(f)(g)...........................               471                      .03%
         All directors and executive officers of the
             Company as a group(f)(g).....................           332,170                    23.58%

(a) As part of the 1994 Recapitalization, KIAV and KEPV acquired respectively 960,634 and 40,026 shares of Common Stock, representing 68.6% and 0.9%, respectively, of the shares of Common Stock outstanding. Subsequent to the 1994 Recapitalization, KEPV transferred 4,728 shares of Common Stock to certain family trusts of Messrs. Wall and Goldberg for which Mr. Nickell serves as trustee. The Kelso Affiliates, due to their common control, could be deemed to beneficially own each of the other's shares, but disclaim such beneficial ownership.
(b) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(c) Excludes 4,728 shares of Common Stock owned by certain family trusts of Messrs. Wall and Goldberg, which may be deemed to be beneficially owned by each of Messrs. Wall and Goldberg, but each disclaims such beneficial ownership. Mr. Nickell serves as trustee for these family trusts of Messrs. Wall and Goldberg, and as such these shares may be deemed to be beneficially owned by Mr. Nickell, but Mr. Nickell disclaims such beneficial ownership. (d) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and general partners of KEPV. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by the KIAV and KEPV. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV.
(e) Messrs. Goldberg and Bynum may be deemed to share beneficial ownership of shares of Common Stock owned of record by KIAV and KEPV by viture of their status as limited partners of the general partner of KIAV and as limited partners of KEPV. Messrs. Goldberg and Bynum disclaim beneficial ownership of such securities.
      Mr. Goldberg and Mr. Bynum are directors of the Company.
(f) The business address of such person(s) is Hosiery Corporation of America, Inc., 3369 Progress Drive, Bensalem, Pennsylvania 19020.
(g) Each of such persons may hold options granted under the option plan. Shares of Common Stock subject to such options are not reflected in the table.
(h) In addition, prior to the closing of the Recapitalization, Messrs. Biagini and Lengers acquired in the aggregate approximately 3.0% of the shares of PIK Preferred Stock issued in the Recapitalization. The amounts of Common Stock beneficially owned by Messrs. Biagini and Lengers as reflected in the above table and PIK Preferred Stock acquired by Messrs. Biagini and Lengers as described in the preceding sentence include grants made by the Company prior to the consummation of the Recapitalization to Messrs. Biagini and Lengers of an aggregate of 28,262 shares of Common Stock and approximately 2.7% of the shares of PIK Preferred Stock, in each case subject to certain restrictions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships

         Kelso affiliates beneficially own 70.7% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities and expenses which may arise in connection with the transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services rendered during 1996 and 1995 were approximately $5,000 and $46,000, respectively.

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

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.   The following documents are filed as a part of this Report:

     (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on Page 15.

     (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

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




                  EXHIBITS                                  INCORPORATION BY REFERENCE

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

         10.4     Executive Employment Agreement            Exhibit 10.4 to Form 10-K dated
                  between the Company and Robert            March 26, 1996
                  M. Henry, dated as of August 7, 1995

         10.5     Management Stock Subscription             Exhibit 10.5 to Form 10-K dated
                  Agreement dated August 14, 1995           March 26, 1996

         10.6     Stock Option Plan                         Exhibit 10.3 to Form 10-Q dated
                                 August 12, 1996

         10.7     Executive Employment Agreement            Exhibit 10.1 to Form 10-Q dated
                  between the Company and Suzanne M.        November 12, 1996
                  Roper, dated as of July 30, 1996

        *21.1     Subsidiaries of the Registrant

        *27.0     Financial Data Schedule



         *  Filed herewith.


B.       Reports on Form 8-K filed during the quarter ended December 31, 1996:

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1997.

                      HOSIERY CORPORATION OF AMERICA, INC.
                              /s/ ARTHUR C. HUGHES
                         BY: ___________________________
                                Arthur C. Hughes
                                                       Vice President and Chief
                                                            Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 1996.

Signatures                                           Title

/s/ JOHN F. BIAGINI
______________________________  Chairman of the Board, Chief Executive Officer
John F. Biagini                      and President (Principal Executive Officer)



______________________________ President, U.S. Textile Corporation and Director Hans Lengers


/s/ ARTHUR C. HUGHES
______________________________   Vice President and Chief Financial Officer
Arthur C. Hughes                   (Principal Financial and Accounting Officer)


/s/ FRANK K. BYNUM, JR.
______________________________   Director
Frank K. Bynum, Jr.


/s/ MICHAEL B. GOLDBERG
______________________________   Director
Michael B. Goldberg



______________________________   Director
Joseph A. Murphy



By:  __________________________
        (Name)
         Attorney-in-Fact for each of the
         persons indicated

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the consolidated financial statements of Hosiery Corporation of America, Inc., and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 28, 1997

SCHEDULE I

                      HOSIERY CORPORATION OF AMERICA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                        Balance at      Charged to                     Balance at
                                                       Beginning of     Costs and        Amounts         End of
                                                          Period         Expenses      Written Off       Period
                                                      -------------     ----------     -----------     ----------
YEAR ENDED DECEMBER 31, 1996
  Allowance for Uncollectible Accounts...............     $1,263         $10,057          $9,780         $1,540
                                                          ======         =======          ======         ======
YEAR ENDED DECEMBER 31, 1995
  Allowance for Uncollectible Accounts...............      $ 923         $ 7,788          $7,448         $1,263
                                                           =====         =======          ======         ======
YEAR ENDED DECEMBER 31, 1994
  Allowance for Uncollectible Accounts...............     $1,060         $ 5,643          $5,780          $ 923
                                                          ======         =======          ======          =====


                                  EXHIBIT INDEX


                   EXHIBITS


           21.1    Subsidiaries of the Registrant