Form 10-Q
period 1997-03-29
HOSIERY CORP OF AMERICA INC
filed 1997-05-12
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 29, 1997

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to ________

                          Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                              36-0782950
  ---------------------------------- -----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             3369 Progress Drive
           Bensalem, Pennsylvania                      19020
  ----------------------------------------         ------------
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

                               Yes  X        No
                                   ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at May 7, 1997
    ---------------------------- ------------------------------------------
         Voting                                   1,332,830
         Class A, non-voting                         75,652


INDEX                                                                                            PAGE



PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  March 29, 1997 and December 31, 1996                                             3

                  Condensed Consolidated Statements of Operations
                  Three month periods ended March 29, 1997 and March 31, 1996                      4

                  Condensed Consolidated Statements of Cash Flows
                  Three month periods ended March 29, 1997 and March 31, 1996                      5

                  Notes to Condensed Consolidated Financial Statements                           6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              8-11


PART II - OTHER INFORMATION                                                                    12-13
---------------------------

SIGNATURES                                                                                        14






                                          PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                               HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       MARCH 29, 1997 AND DECEMBER 31, 1996
                                   (Dollars in thousands, except per share data)
                                                                                                         March 29,      December 31,
                                                                                                           1997            1996
                                                                                                         ---------      ------------
ASSETS                                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .................................................................        $    --           $   1,960
     Accounts receivable, less an allowance for doubtful accounts of
      $2,282 and $1,540 in 1997 and 1996, respectively .........................................           26,130            22,939
     Income tax refunds receivable .............................................................              100               100
     Inventories ...............................................................................           17,884            15,538
     Prepaid and other current assets ..........................................................            2,240             1,770
                                                                                                          -------           -------
         Total current assets ..................................................................           46,354            42,307
PROPERTY AND EQUIPMENT, net ....................................................................           17,694            17,422
DEFERRED CUSTOMER ACQUISITION COSTS ............................................................           30,302            24,664
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $4,101 and $3,684 in 1997 and 1996, respectively ..........................................            6,768             7,185
DEFERRED INCOME TAXES ..........................................................................              237               375
OTHER ASSETS ...................................................................................              589               647
                                                                                                          -------           -------
TOTAL ..........................................................................................        $ 101,944         $  92,600
                                                                                                          =======           =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Note payable to bank ......................................................................        $   5,325         $    --
     Current portion of long-term debt .........................................................            8,637             8,637
     Current portion of capital lease obligations ..............................................            1,822             1,627
     Bank overdrafts ...........................................................................            2,138              --
     Accounts payable ..........................................................................           10,768             7,885
     Accrued expenses and other current liabilities ............................................            5,591             5,442
     Accrued interest ..........................................................................            2,603             4,703
     Accrued coupon redemption costs ...........................................................            4,952             5,044
     Deferred income taxes .....................................................................            8,532             8,380
                                                                                                          -------           -------
          Total current liabilities ............................................................           50,368            41,718
LONG-TERM DEBT, Less current portion ...........................................................          129,164           129,142
CAPITAL LEASE OBLIGATIONS, Less current portion ................................................            4,453             4,299
ACCRUED COUPON REDEMPTION COSTS ................................................................              486               495
                                                                                                          -------           -------
          Total liabilities ....................................................................          184,471           175,654
                                                                                                          -------           -------
COMMITMENTS AND CONTINGENT LIABILITIES
REEDEMABLE EQUITY SECURITIES ...................................................................              792               768
                                                                                                          -------           -------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value,  12,000,000 shares  authorized:  4,000,000 shares designated as pay-in-kind  preferred stock,  stated at liquidation value  of $10 per  share;  25%  cumulative,  (liquidation  preference  of
       $66,905 and $63,082 in 1997 and 1996, respectively), 3,739,782 shares
       issued and outstanding ..................................................................           37,398            37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized,
       1,321,522 shares issued and outstanding .................................................               13                13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .........................                1                 1
     Additional paid-in capital ................................................................           16,645            16,669
     Compensatory stock options outstanding ....................................................           22,938            22,938
     Accumulated deficit .......................................................................         (159,430)         (159,894)
     Restricted stock ..........................................................................             (884)             (947)
                                                                                                          -------          --------
       Stockholders' deficiency ................................................................          (83,319)          (83,822)
                                                                                                          -------          --------
TOTAL ..........................................................................................        $ 101,944         $  92,600
                                                                                                          =======          ========





            See notes to condensed consolidated financial statements.

                                        3


              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTH PERIODS ENDED MARCH 29, 1997 AND MARCH 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)


                                                    1997       1996

NET REVENUES ..................................    $45,274    $40,099
                                                    ------     ------
COSTS AND EXPENSES:
     Cost of sales ............................     23,040     20,912
     Administrative and general expenses ......      3,451      3,264
     Provision for doubtful accounts ..........      3,569      3,015
     Marketing costs ..........................      8,221      4,606
     Coupon redemption costs ..................        952      1,480
     Depreciation and amortization ............        674        658
     Other expenses ...........................         91         29
                                                    ------     ------
OPERATING INCOME ..............................      5,276      6,135
     Interest income ..........................         19         73
     Interest expense .........................      4,540      4,678
                                                    ------     ------
INCOME BEFORE PROVISION FOR INCOME TAXES ......        755      1,530
PROVISION FOR INCOME TAXES ....................        291        597
                                                    ------     ------
NET INCOME ....................................    $   464    $   933
                                                    ======     ======

            See notes to condensed consolidated financial statements.



                                        4


              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTH PERIODS ENDED MARCH 29, 1997 AND MARCH 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           1997           1996
OPERATING ACTIVITIES:                                                                                      ----           ----
   Net income ..............................................................................           $    464       $    933
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization ........................................................                674            658
      Amortization of debt issue costs and discounts .......................................                468            462
      Deferred income taxes ................................................................                152            491
      Other ................................................................................                201             65
      Amortization of deferred customer acquisition costs ..................................              5,270          3,950
      (Increase) decrease in operating assets:
            Accounts receivable ............................................................             (3,191)        (3,036)
            Inventories ....................................................................             (2,346)         1,871
            Payments for deferred customer acquisition costs ...............................            (10,908)        (6,799)
            Prepaid and other current assets ...............................................               (470)            99
            Other assets ...................................................................                (13)            (4)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities .......................              3,070           (695)
            Accrued coupon redemption costs ................................................               (101)           (50)
                                                                                                         ------         ------
                  Net cash used in operating activities ....................................             (6,730)        (2,055)
                                                                                                         ------         ------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..................................................                (76)          (310)
   Proceeds from sale of property and equipment ............................................                 --              2
                                                                                                         ------         ------
                  Net cash used in investing activities ....................................                (76)          (308)
                                                                                                         ------         ------
FINANCING ACTIVITIES:
   Net borrowings on note payable to bank ..................................................              5,325           --
   Payments on bank and other financing ....................................................                (29)        (3,604)
   Payments on capital leases ..............................................................               (450)          (342)
                                                                                                         ------         ------
                  Net cash provided by (used in) financing activities ......................              4,846         (3,946)
                                                                                                         ------         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................................             (1,960)        (6,309)
   Cash and cash equivalents at beginning of year ..........................................              1,960          6,987
                                                                                                         ------         ------
   Cash and cash equivalents at end of period ..............................................          $     -         $    678
                                                                                                         ======         ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .......................................................................                  $6,135          $6,720
                                                                                                         =====           =====
      Income taxes ...................................................................                  $   --          $  235
                                                                                                         =====           =====
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital  lease  obligations  of $799  and  $338  were  entered  into  for new equipment during the three month periods ended 1997 and 1996, respectively.

            See notes to condensed consolidated financial statements.



                                        5

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1996, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 29, 1997 and the results of operations and cash flows for the three month periods ended March 29, 1997 and March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 1997.


NOTE 2.  Inventories

                                                               March 29,        December 31,
                                                                 1997              1996
                                                               ---------        -----------
Raw materials...............................................    $   624          $   537
Work-in-process.............................................      3,166            2,258
Finished goods..............................................     10,842           10,656
Promotional and packing material............................      3,252            2,087
                                                                 ------           ------
                                                                $17,884          $15,538
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

The Company has received inquiries from fourteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its future domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


NOTE 4.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $15,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 1.75% or 2.75% over the Eurodollar rate.

At March 29, 1997,  there were  outstanding  borrowings  of $5,325 at a weighted average interest rate of approximately 8.31%. In addition, there were outstanding letters of credit of approximately $1,292, resulting in $8,383 available to borrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Month Period Ended March 29, 1997
         -----------------------------------------------------------------------

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:


                                                  Three Month Periods Ended
                                                  -------------------------

                                                      March 29,  March 31,
                                                        1997       1996
                                                     ----------  --------

Net revenues .....................................      100.0%    100.0%


         Cost of sales ...........................       50.9      52.2


         Administrative and general expenses .....        7.6       8.1


         Provision for doubtful accounts .........        7.9       7.5


         Marketing costs .........................       18.1      11.5


         Coupon redemption costs .................        2.1       3.7


         Depreciation and amortization ...........        1.5       1.6

                                                        -----     -----
                  Subtotal .......................       88.1      84.6
                                                        -----     -----

Income before interest-net, other expenses
   and provision for income taxes ................       11.9%     15.4%
                                                        =====     =====

Three Month Period Ended March 29, 1997 Compared to Three Month Period Ended March 31, 1996
-------------------------------------------------------------------------------
Net revenues increased by 12.9% to $45.3 million in the three month period ended March 29, 1997 from $40.1 million in the three month period ended March 31, 1996. This increase in net revenues was primarily the result of increased volume, a portion of which relates to the Company's recent expansion into the United Kingdom and testing in France and Germany. Revenues generated in Europe during the first quarter of 1997 were $4.1 million as compared to $2.0 million in 1996.

Cost of sales increased 10.2% to $23.0 million in the first quarter of 1997 from $20.9 for the first quarter of 1996. The increase in cost of sales was the result of increased shipments in 1997 compared to 1996. As a percentage of net revenues, cost of sales was 50.9% in the first quarter of 1997 versus 52.2% in the first quarter of 1996. The decrease in cost of sales as a percentage of net revenues is the result of manufacturing efficiencies and lower cost goods obtained through outsourcing.

Administrative and general expenses increased by 5.7% to $3.5 million in the first quarter of 1997 as compared to $3.3 million for the same period of 1996. Increased personnel costs account for this change. As a percentage of net revenues, administrative and general expenses were 7.6% in the first quarter of 1997 versus 8.1% for the same period in 1996.

Provision for doubtful accounts increased $0.6 million to $3.6 million in the first quarter of 1997 from $3.0 million for the same period of 1996. As a percentage of net revenues, bad debts were 7.9% in the first quarter of 1997 versus 7.5% for the same period in 1996. This increase was caused by additional front end and second shipments in 1997 as compared to 1996 (up 21.9%), which have a higher rate of uncollectable accounts.

Marketing costs increased 78.5% to $8.2 million from $4.6 million for the three month periods ended March 29, 1997 and March 31, 1996, respectively. Included in the 1997 marketing costs are $0.9 million in marketing expense for the French and German tests and $0.8 million of premium incentive costs to induce customers to purchase. These are incremental costs compared to 1996. Additionally, solicitations to new customers in both the United States and the United Kingdom have increased by 51.1% in the first quarter of 1997 as compared to the same period in 1996. Amortization of prior year costs have also increased as solicitations to new customers have increased from 30.6 million in 1994 to 43.3 million in 1995 and 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Prior year amortization of marketing costs was $4.0 million in 1997 as compared to $3.1 million in 1996, an increase of $0.9 million. As a percentage of net revenues, marketing costs (excluding the French and German tests) were 16.2% in 1997 as compared to 11.5% in 1996.

Coupon redemption costs have decreased to $1.0 million in 1997 from $1.5 million in 1996. The Company continues to benefit from the lower cost gift catalogs issued in 1995, 1996 and 1997, and commencing in 1996, the charging of shipping and handling to redemption customers. As a percentage of net revenues, coupon redemption costs were 2.1% in 1997 as compared to 3.7% in 1996.

Interest expense decreased to $4.5 million for the three month period ended March 29, 1997 from $4.7 million for the three month period ended March 31, 1996. This decrease in interest expense is primarily due to less debt. As a percentage of net revenues, interest expense was 10.0% in the first quarter of 1997 versus 11.7% for the same period in 1996.

Pretax income decreased to $0.8 million for the three month period ended March 29, 1997 from $1.5 million for the three month period ended March 31, 1996. Excluding the costs of testing in France and Germany totaling $1.1 million, pretax income increased by $0.4 million. This increase in pretax income (adjusted for the French and German tests) was primarily attributable to increased revenues, lower coupon redemption costs and lower interest costs offset by increases in cost of sales, administrative and general expense, bad debts and marketing costs.

Net income was $0.5 million in the first quarter of 1997 as compared to $0.9 million in the first quarter of 1996. Excluding the French and German test costs of $0.7 million net of tax, net income would have increased to $1.2 million in the first quarter of 1997 from $0.9 million for the comparable period of 1996. This increase resulted from the increase in pretax income of $0.4 million adjusted to exclude French and German test costs of $1.1 million, offset by a $0.1 million increase in the provision for income taxes, excluding $0.4 million tax benefit related to the test costs in France and Germany.

Liquidity and Capital Resources
-------------------------------
The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The Company had a working capital deficit of ($4.0) million at March 29, 1997 compared to working capital of $0.6 million at December 31, 1996. This decrease is primarily the result of utilizing the Company's revolving line of credit to support the substantial growth of the business, as well as increases in accounts payable and bank overdrafts, offset by increases in receivables and inventories.

Capital expenditures were $0.9 million and $0.6 million for the three month periods ended March 29, 1997 and March 31, 1996, respectively. A portion of the expenditures in 1997 and 1996 were financed through the assumption of capital leases.

Net cash used in operating activities was $6.7 million for the first quarter of 1997 as compared to $2.1 million in the first quarter of 1996. This change is primarily due to increases in receivables, inventory and marketing costs related to the growth of the business offset by increases in the amortization of marketing costs and accounts payable.

Net cash used in investing activities to acquire property and equipment was $0.1 million and $0.3 million for the three month periods ended March 29, 1997 and March 31, 1996, respectively.

Net cash provided by (used in) financing activities was $4.8 million and $(3.9) million for the three month periods ended March 29, 1997 and March 31, 1996, respectively. In 1997, the Company had net borrowings of $5.3 million on its Revolving Credit Facility. In 1996, the Company made payments on bank and other financing totaling $3.6 million.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At March 29, 1997, the outstanding amount of the Company's indebtedness (other than trade payables) is $149.4 million, including $75.4 million of senior secured debt and $68.4 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $8.5 million in 1997, $14.2 million in 1998, $10.7 million in 1999, $16.6 million in 2000 and $18.5 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $15.0 million, $8.4 million of which was available at March 29, 1997.

Legal Proceedings

         As discussed further in Part II, Item 1--Legal Proceedings, the Company has received inquiries from fourteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

         In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its future domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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

PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings

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

         The Company has received inquiries from fourteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. In January 1997, nine of the States, acting as a multi-state group, proposed an Assurance to the Company which seeks to: require a change in the disclosure in the Company's promotional materials regarding the initial and subsequent hosiery shipments; require the Company to make certain disclosures in its promotional materials if the Company offers free samples or operates any form of continuity sales plan; prohibit the Company from seeking collection against any consumer who receives a solicitation that is not in compliance with the terms of the Assurance; require that certain additional disclosures be made should the Company continue to operate a referral program; and prohibit misrepresentation in connection with the sale of the Company's products. The Assurance also seeks unspecified money damages and requires that refunds be made to customers under certain circumstances, however such money damages and refunds are not expected to be material to the Company's financial condition or results of operations. Discussions with the States are ongoing. The Company believes it will be able to reach an acceptable resolution of the issues raised by the States. However, no assurance can be given that an acceptable resolution will be reached.

         In response to the inquiries from the FTC and the States, the Company has made changes in its solicitation materials which, based on experience to date, will have a material adverse effect on its future domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. The Company is unable to predict what the ultimate outcome of its discussions with the States will be or whether such outcome will have a material adverse effect on its revenues or profitability. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                            ------------------------------------
                                                       (Registrant)




                                                    /s/  ARTHUR C. HUGHES
      Date:  May 7, 1997                      _________________________________
                                                       Arthur C. Hughes
                                                       Vice President &
                                                   Chief Financial Officer