Form 10-Q
period 1997-06-28
HOSIERY CORP OF AMERICA INC
filed 1997-08-07
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 28, 1997


         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                            36-0782950
--------------------------------     ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                      19020
---------------------------------------------              --------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
       has been subject to such filing requirements for the past 90 days.

         Yes             X                                   No
                       ----                                       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at August 6, 1997
----------------------------         ------------------------------------------
Voting                                             1,332,830
Class A, non-voting                                   75,652

INDEX                                                                     PAGE


PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Condensed Consolidated Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets
            June 28, 1997 and December 31, 1996                              3

            Condensed Consolidated Statements of Operations
            Three and six month periods ended June 28, 1997 and
            June 29, 1996                                                    4

            Condensed Consolidated Statements of Cash Flows
            Six month periods ended June 28, 1997 and June 29, 1996          5

            Notes to Condensed Consolidated Financial Statements           6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            8-13


PART II - OTHER INFORMATION                                              14-15
---------------------------

SIGNATURES                                                                  16

                              PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
-----------------------------------------------------

                   HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            JUNE 28, 1997 AND DECEMBER 31, 1996
                       (Dollars in thousands, except per share data)



                                                                                        June 28,          December 31,
                                                                                          1997               1996
                                                                                       -----------        ------------
ASSETS                                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ........................................               $    883            $  1,960
     Accounts receivable, less an allowance for doubtful accounts of
      $2,033 and $1,540 in 1997 and 1996, respectively ................                 26,172              22,939
     Income tax refunds receivable ....................................                    100                 100
     Inventories ......................................................                 15,207              15,538
     Prepaid and other current assets .................................                  1,725               1,770
                                                                                        ------              ------
         Total current assets .........................................                 44,087              42,307
PROPERTY AND EQUIPMENT, net ...........................................                 17,294              17,422
DEFERRED CUSTOMER ACQUISITION COSTS ...................................                 29,213              24,664
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $4,518 and $3,684 in 1997 and 1996, respectively .................                  6,351               7,185
DEFERRED INCOME TAXES .................................................                      -                 375
OTHER ASSETS  .........................................................                    604                 647
                                                                                        ------              ------
TOTAL .................................................................               $ 97,549            $ 92,600
                                                                                        ======              ======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Note payable to bank .............................................               $  2,000            $    -
     Current portion of long-term debt ................................                 10,617               8,637
     Current portion of capital lease obligations .....................                  1,558               1,627
     Accounts payable .................................................                  7,005               7,885
     Accrued expenses and other current liabilities ...................                  5,674               5,442
     Accrued interest .................................................                  4,982               4,703
     Accrued coupon redemption costs ..................................                  4,661               5,044
     Deferred income taxes ............................................                  9,522               8,380
                                                                                       -------             -------
          Total current liabilities ...................................                 46,019              41,718
LONG-TERM DEBT, Less current portion  .................................                125,256             129,142
CAPITAL LEASE OBLIGATIONS, Less current portion .......................                  4,570               4,299
ACCRUED COUPON REDEMPTION COSTS .......................................                    478                 495
DEFERRED INCOME TAXES .................................................                    666                 -
                                                                                       -------             -------
          Total liabilities............................................                176,989             175,654
                                                                                       -------             -------
COMMITMENTS AND CONTINGENT LIABILITIES
REEDEMABLE EQUITY SECURITIES ..........................................                    816                 768
                                                                                       -------             -------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative,
       (liquidation preference of $70,878 and $63,082 in 1997 and 1996,
       respectively), 3,739,782 shares issued and outstanding .........                 37,398              37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized,
       1,321,522 shares issued and outstanding ........................                     13                  13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .                     1                   1
     Additional paid-in capital ........................................                16,621              16,669
     Compensatory stock options outstanding ............................                22,938              22,938
     Accumulated deficit ...............................................              (156,405)           (159,894)
     Restricted stock ..................................................                  (822)               (947)
                                                                                       -------             -------
       Stockholders' deficiency ........................................               (80,256)            (83,822)
                                                                                       -------             -------
TOTAL ..................................................................              $ 97,549            $ 92,600
                                                                                       =======             =======

            See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                          Three Month Periods Ended  Six Month Periods Ended

                                             June 28,   June 29,       June 28,   June 29,
                                               1997       1996           1997       1996
                                             --------   --------       --------   --------
NET REVENUES .............................   $49,589    $42,623        $94,863    $82,722
                                              -------    ------        -------    -------
COSTS AND EXPENSES:
     Cost of sales .......................    24,057     19,840         47,097     40,752
     Administrative and general expenses .     2,960      2,570          6,411      5,834
     Provision for doubtful accounts .....     3,231      2,545          6,800      5,560
     Marketing costs .....................     8,011      5,773         16,232     10,379
     Coupon redemption costs .............       742      1,133          1,694      2,613
     Depreciation and amortization .......       805        660          1,479      1,318
     Compensation related to stock options      --       22,938           --       22,938
     Other (income) expenses .............       274        (57)           365        (28)
                                              ------     ------         ------     ------
OPERATING INCOME (LOSS)                        9,509    (12,779)        14,785     (6,644)
     Interest income .....................        17         70             36        143
     Interest expense ....................     4,608      4,578          9,148      9,256
                                              ------     ------         ------     ------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES ......................     4,918    (17,287)         5,673    (15,757)
PROVISION (BENEFIT) FOR INCOME TAXES .....     1,893     (6,742)         2,184     (6,145)
                                              ------    -------         ------     ------
NET INCOME (LOSS) ........................   $ 3,025   $(10,545)       $ 3,489   $ (9,612)
                                              ======    =======         ======     ======


            See notes to condensed consolidated financial statements.



              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTH PERIODS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          1997       1996
                                                                           ----       ----
OPERATING ACTIVITIES:
   Net income (loss) ...............................................   $  3,489    $ (9,612)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ................................      1,479       1,318
      Amortization of debt issue costs and discounts ...............        937         924
      Compensation related to stock options ........................       --        22,938
      Amortization of deferred customer acquisition costs ..........     12,077       8,773
      Other ........................................................        122         128
      (Increase) decrease in operating assets:
            Accounts receivable ....................................     (3,233)     (3,325)
            Inventories ............................................        331       1,253
            Payments for deferred customer acquisition costs .......    (16,626)    (11,811)
            Prepaid and other current assets .......................         45         459
            Deferred tax asset .....................................        375      (1,430)
            Other assets ...........................................       (101)        174
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities        (64)      1,635
            Deferred income taxes ..................................      1,808      (5,494)
            Accrued coupon redemption costs ........................       (400)       (165)
                                                                         ------      ------
                  Net cash provided by operating activities ........        239       5,765
                                                                         ------      ------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..........................       (377)       (499)
   Proceeds from sale of property and equipment ....................       --             2
                                                                         ------      ------
                  Net cash used in investing activities ............       (377)       (497)
                                                                         ------      ------
FINANCING ACTIVITIES:
   Net borrowings on note payable to bank ..........................      2,000         --
   Payments on bank and other financing ............................     (2,009)     (6,008)
   Payments on capital leases ......................................       (930)       (713)
                                                                         ------     -------
                  Net cash used in financing activities ............       (939)     (6,721)
                                                                         ------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................     (1,077)     (1,453)
   Cash and cash equivalents at beginning of year ..................      1,960       6,987
                                                                         ------     -------
   Cash and cash equivalents at end of period ......................   $    883    $  5,534
                                                                         ======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .....................................................   $  7,857    $  8,522
                                                                         ======      ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations and financing arrangements of $827 and $675 were entered into for new equipment during the six month periods ended 1997 and 1996, respectively.

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


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1996, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 28, 1997 and the results of operations for the three and six month periods ended June 28, 1997 and June 29, 1996, and cash flows for the six month periods ended June 28, 1997 and June 29, 1996.

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


NOTE 2.  Inventories

                                                June 28,    December 31,
                                                  1997          1996
                                                -------     -----------
Raw materials.......................          $  1,029          $ 537
Work-in-process.....................             2,515          2,258
Finished goods......................             9,200         10,656
Promotional and packing material....             2,463          2,087
                                                ------         ------
                                               $15,207        $15,538
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



NOTE 3.  Commitments and Contingencies (continued)

The Company has received inquiries from the Federal Trade Commission ("FTC") and fifteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement will become effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of these modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. The agreement also calls for the payment of three hundred thousand dollars in administrative expenses and fees, which have been reflected in the condensed consolidated financial statements, and requires that refunds be made to customers under certain circumstances for a six-month period. However, the amount of such refunds are not expected to be material to the Company's financial condition or results of operations.

The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC and the states not part of the multistate group; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


NOTE 4.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $15,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 1.75% or 2.75% over the Eurodollar rate.

At June 28, 1997, there were outstanding borrowings of $2,000 at an interest rate of 8.56%. In addition, there was an outstanding letter of credit of approximately $1,292, resulting in $11,708 available to borrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Three and Six Month Periods Ended June 28, 1997
--------------------------------------------------------------------------------
Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:


                                              Three Month Periods Ended   Six Month Periods Ended
                                              -------------------------   -----------------------
                                                  June 28,     June 29,    June 28,    June 29,
                                                    1997         1996        1997        1996
                                                  -------      -------     -------     -------
Net revenues ................................     100.0%        100.0%      100.0%       100.0%


          Cost of sales .....................      48.5          46.6        49.6         49.3


          Administrative and general expenses       6.0           6.0         6.7          7.0


          Provision for doubtful accounts ...       6.5           6.0         7.2          6.7


          Marketing costs ...................      16.2          13.5        17.1         12.5


          Coupon redemption costs ...........       1.5           2.7         1.8          3.2


          Depreciation and amortization .....       1.6           1.5         1.6          1.6
                                                   ----          ----        ----         ----

                    Subtotal ................      80.3          76.3        84.0         80.3
                                                   ----          ----        ----         ----

Income before interest-net, other (income)
   expenses, compensation related to stock
   options and provision for income taxes ...      19.7%         23.7%       16.0%        19.7%
                                                   =====         =====       =====        =====

Three Month Period Ended June 28, 1997 Compared to Three Month Period Ended
June 29, 1996
---------------------------------------------------------------------------
Net revenues increased by 16.3% to $49.6 million in the three month period ended June 28, 1997 from $42.6 million in the three month period ended June 29, 1996. This increase in net revenues was primarily the result of increased volume, a portion of which relates to the Company's recent expansion into the United Kingdom and testing in France and Germany. Revenues generated in Europe during the second quarter of 1997 were $6.3 million as compared to $3.2 million in 1996.

Cost of sales increased 21.3% to $24.1 million in the second quarter of 1997 from $19.8 for the second quarter of 1996. This increase in cost of sales was the result of increased shipments in 1997 compared to 1996. As a percentage of net revenues, cost of sales was 48.5% in the second quarter of 1997 versus 46.6% for the same period of 1996. The increase in cost of sales as a percentage of net revenues is caused by the significant increase in first and second shipments in the United Kingdom and the United States, as well as the test shipments in France and Germany. The company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers.

Administrative and general expenses increased by 15.2% to $3.0 million in the second quarter of 1997 as compared to $2.6 million for the same period of 1996. Increased personnel costs account for this change. As a percentage of net revenues, administrative and general expenses were 6.0% in both the second quarter of 1997 and 1996.

Provision for doubtful accounts increased $0.7 million to $3.2 million in the second quarter of 1997 from $2.5 million for the same period of 1996. As a percentage of net revenues, bad debts were 6.5% in the second quarter of 1997 versus 6.0% for the same period in 1996. This increase was caused by additional front end and second shipments in 1997 as compared to 1996 (up 43.7%), which have a higher rate of uncollectable accounts.

Marketing costs increased 38.8% to $8.0 million from $5.8 million for the three month periods ended June 28, 1997 and June 29, 1996, respectively. Included in the 1997 marketing costs are $0.1 million in marketing expense for the French and German tests and $0.5 million of additional premium incentive costs to induce customers to purchase. These are incremental costs compared to 1996. Additionally, solicitations to new customers in both the United States and the United Kingdom have increased by 26.0% in the second quarter of 1997 as compared to the same period in 1996. Amortization of prior year costs has also increased as solicitations to new customers have grown from 30.6 million in 1994 to 43.3 million in 1995 and 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Prior year amortization of marketing costs was $3.0 million in the second quarter of 1997 as compared to $2.4 million in the second quarter of 1996, an increase of $0.6 million. As a percentage of net revenues, marketing costs (excluding the French and German tests) were 16.1% in 1997 as compared to 13.5% in 1996.

Coupon redemption costs have decreased to $0.7 million in the second quarter of 1997 from $1.1 million in the second quarter of 1996. The Company continues to benefit from the lower cost gift catalogs issued in 1995, 1996 and 1997, and commencing in 1996, the charging of shipping and handling to redemption customers. As a percentage of net revenues, coupon redemption costs were 1.5% in 1997 as compared to 2.7% in 1996.

Compensation related to stock option expense was $22.9 million in the three months ended June 29, 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the estimated market price of the Company's common stock, as part of a series of transactions in contemplation of an initial public offering. No such charge was incurred in 1997.

Pretax income decreased to $4.9 million for the three month period ended June 28, 1997 from $5.7 million (excluding stock option compensation expense of $22.9 million) for the three month period ended June 29, 1996. Excluding the costs of testing in France and Germany totaling $1.6 million in 1997, pretax income increased by $0.8 million. This increase in pretax income (adjusted for the French and German tests) was primarily attributable to increased revenues and lower coupon redemption costs, offset by increases in cost of sales, administrative and general expense, bad debts and marketing costs.

Net income was $3.0 million in the second quarter of 1997 as compared to a loss of $(10.5) million in 1996. Adjusting for testing in France and Germany in 1997 and excluding the non-cash stock option expense in 1996, net income would have been $4.0 million in the second quarter of 1997 versus $3.4 million in 1996, an increase of $0.6 million.


Six Month Period Ended June 28, 1997 Compared to Six Month Period Ended
June 29, 1996
-----------------------------------------------------------------------
Net revenues increased by 14.7% to $94.9 million in the first six months of 1997 from $82.7 million in the first six months of 1996. This increase in net revenues was the result of increased volume ($12.2 million), a portion of which relates to the Company's expansion in the United Kingdom and testing in France and Germany. Revenues generated in Europe during the first half of 1997 were $10.5 million as compared to $5.2 million for the same period in 1996.

Cost of sales increased 15.6% to $47.1 million in the first six months of 1997 from $40.8 million for the first six months of 1996. This increase in cost of sales was the result of increased shipments in 1997 compared to 1996. As a percentage of net revenues, cost of sales was 49.6% in the first half of 1997 versus 49.3% for the same period of 1996. The increase in cost of sales as a percentage of net revenues is caused by the significant increase in first and second shipments in the United Kingdom and the United States, as well as the test shipments in France and Germany. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers.

Administrative and general expenses increased 9.9% to $6.4 million in the first six months of 1997 from $5.8 million for the same period of 1996. Increased personnel costs and higher wages account for the increase. As a percentage of net revenues, administrative and general expenses were 6.7% in the first six months of 1997 versus 7.0% for the same period in 1996.

Provision for doubtful accounts increased $1.2 million to $6.8 million in the first six months of 1997 versus $5.6 million for the same period of 1996. This increase was caused by additional front end and second shipments in 1997 as compared to 1996 (up 30.9%), which have a higher rate of uncollectable accounts. As a percentage of net revenues, doubtful accounts were 7.2% and 6.7% for 1997 and 1996, respectively.

Marketing costs increased 56.4% to $16.2 million from $10.4 million for the six month periods ended June 28, 1997 and June 29, 1996, respectively. Included in the 1997 marketing costs are $1.0 million in marketing expense for the French and German tests and $1.4 million of additional premium incentive costs to induce customers to purchase. These are incremental costs compared to 1996. Additionally, solicitations to new customers in both the United States and the United Kingdom have increased by 43.7% in the first half of 1997 as compared to the same period in 1996. Amortization of prior year costs has also increased as solicitations to new customers have grown from 30.6 million in 1994 to 43.3 million in 1995 and 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Prior year amortization of marketing costs was $7.1 million in the first half of 1997 as compared to $5.6 million in the first half of 1996, an increase of $1.5 million. As a percentage of net revenues, marketing costs (excluding the French and German tests) were 16.2% in 1997 as compared to 12.5% in 1996.

Coupon redemption costs have decreased to $1.7 million in 1997 from $2.6 million in 1996. The Company continues to benefit from the lower cost gift catalogs issued in 1995, 1996 and 1997, and commencing in 1996, the charging of shipping and handling to redemption customers. As a percentage of net revenues, coupon redemption costs were 1.8% in 1997 as compared to 3.2% in 1996.

Compensation related to stock option expense was $22.9 million in the six months ended June 29, 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the estimated market price of the Company's common stock, as part of a series of transactions in contemplation of an initial public offering. No such charge was incurred in 1997.

Interest expense decreased to $9.1 million for the six month period ended June 28, 1997 from $9.3 million for the six month period ended June 29, 1996. This decrease in interest expense is primarily due to less debt. As a percentage of net revenues, interest expense was 9.6% in the first half of 1997 versus 11.2% for the same period in 1996.

Pretax income decreased to $5.7 million from $7.2 million (excluding stock option compensation expense of $22.9 million in 1996) for the six month periods ended June 28, 1997 and June 29, 1996, respectively. Excluding the costs of testing in France and Germany totaling $1.6 million, pretax income increased by $0.1 million. This increase in pretax income (adjusted for the French and German tests) was primarily attributable to increased revenues, lower coupon redemption costs and lower interest costs, offset by increases in cost of sales, administrative and general expense, bad debts and marketing costs.

Net income was $3.5 million in the first half of 1997 as compared to $4.4 million in 1996. Adjusting for testing in France and Germany in 1997 of $1.0 million and excluding the non-cash stock option expense in 1996, net income would have been comparable at $4.4 million in the first half of 1997 and 1996.


Liquidity and Capital Resources
-------------------------------
The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The Company had a working capital deficit of ($1.9) million at June 28, 1997 compared to working capital of $0.6 million at December 31, 1996. This decrease is primarily the result of utilizing the Company's revolving line of credit to support the substantial growth of the business, as well as an increase in the current portion of long-term debt, offset by an increase in receivables.

Capital expenditures were $1.2 million for both the six month periods ended June 28, 1997 and June 29, 1996. A portion of the expenditures in 1997 and 1996 were financed through the assumption of capital leases.

Net cash provided by operating activities was $0.2 million for the first half of 1997 as compared to $5.8 million in the first half of 1996. This change is primarily due to increases in receivables, inventory and marketing costs related to the growth of the business offset by increases in the amortization of marketing costs and accounts payable.

Net cash used in investing activities to acquire property and equipment was $0.4 million and $0.5 million for the six month periods ended June 28, 1997 and June 29, 1996, respectively.

Net cash used in financing activities was $0.9 million and $6.7 million for the six month periods ended June 28, 1997 and June 29, 1996, respectively. In 1997, the Company had net borrowings of $2.0 million on its Revolving Credit Facility.


The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At June 28, 1997, the outstanding amount of the Company's indebtedness (other than trade payables) is $144.0 million, including $70.4 million of senior secured debt and $68.4 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $8.5 million in 1997, $14.2 million in 1998, $10.7 million in 1999, $16.6 million in 2000 and $18.5 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $15.0 million, $11.7 million of which was available at June 28, 1997.

Legal Proceedings

         As discussed further in Part II, Item 1--Legal Proceedings, the Company has received inquiries from the Federal Trade Commission ("FTC") and fifteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

         The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement will become effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of these modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. The agreement also calls for the payment of three hundred thousand dollars in administrative expenses and fees, which have been reflected in the condensed consolidated financial statements, and requires that refunds be made to customers under certain circumstances for a six-month period. However, the amount of such refunds are not expected to be material to the Company's financial condition or results of operations.

         The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC and the states not part of the multistate group; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


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

         The Company has received inquiries from the Federal Trade Commission ("FTC") and fifteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

         The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement will become effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of these modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. The agreement also calls for the payment of three hundred thousand dollars in administrative expenses and fees, which have been reflected in the condensed consolidated financial statements, and requires that refunds be made to customers under certain circumstances for a six-month period. However, the amount of such refunds are not expected to be material to the Company's financial condition or results of operations.

         The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC and the states not part of the multistate group; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators could require additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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



                                        HOSIERY CORPORATION OF AMERICA, INC.
                                        ------------------------------------
                                                     (Registrant)


                                                /s/  ARTHUR C. HUGHES
Date:  August 6, 1997                       _________________________________
                                                    Arthur C. Hughes
                                                    Vice President &
                                                 Chief Financial Officer