Form 10-Q
period 1997-09-27
HOSIERY CORP OF AMERICA INC
filed 1997-11-12
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 27, 1997


         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                     36-0782950
----------------------------------      --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                   19020
---------------------------------------------         ------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                              No
                  ---------------                              ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 1997
----------------------------                    -------------------------------
Voting                                                      1,332,830
Class A, non-voting                                            75,652

INDEX                                                                      PAGE
-----                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           September 27, 1997 and December 31, 1996                          3

           Condensed Consolidated Statements of Operations
           Three and nine month periods ended September 27, 1997
           and September 28, 1996                                            4

           Condensed  Consolidated  Statements  of Cash Flows
           Nine month periods ended September 27, 1997 and
           September 28, 1996                                                5

           Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-13


PART II - OTHER INFORMATION                                               14-15
---------------------------

SIGNATURES                                                                   16

                                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
-----------------------------------------------------

                              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER  27, 1997 AND  DECEMBER 31, 1996
                                  (Dollars in thousands,  except per share data)


                                                                                   September 27,   December 31,
                                                                                       1997            1996
                                                                                   -------------   ------------
ASSETS                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...................................................   $      --     $   1,960
     Accounts receivable, less an allowance for doubtful accounts of
      $1,650 and $1,540 in 1997 and 1996, respectively ...........................      23,528        22,939
     Income tax refunds receivable ...............................................          --           100
     Inventories .................................................................      15,715        15,538
     Prepaid and other current assets ............................................       1,610         1,770
                                                                                     ---------    ----------
         Total current assets ....................................................      40,853        42,307
PROPERTY AND EQUIPMENT, net ......................................................      16,828        17,422
DEFERRED CUSTOMER ACQUISITION COSTS ..............................................      31,233        24,664
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $4,935 and $3,684 in 1997 and 1996, respectively ............................       5,934         7,185
DEFERRED INCOME TAXES ............................................................          --           375
OTHER ASSETS .....................................................................         517           647
                                                                                     ---------    ----------
TOTAL ............................................................................   $  95,365    $   92,600
                                                                                     =========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of long-term debt ............................................. $  12,322    $    8,637
     Current portion of capital lease obligations ..................................     1,487         1,627
     Bank overdrafts ...............................................................       722            --
     Accounts payable ..............................................................     7,125         7,885
     Accrued expenses and other current liabilities ................................     5,891         5,442
     Accrued interest ..............................................................     2,499         4,703
     Accrued coupon redemption costs ...............................................     4,558         5,044
     Deferred income taxes .........................................................     9,889         8,380
                                                                                     ---------    ----------
          Total current liabilities ................................................    44,493        41,718
LONG-TERM DEBT, Less current portion ...............................................   121,826       129,142
CAPITAL LEASE OBLIGATIONS, Less current portion ....................................     4,279         4,299
ACCRUED COUPON REDEMPTION COSTS ....................................................       456           495
DEFERRED INCOME TAXES ..............................................................     1,002            --
                                                                                     ---------    ----------
          Total liabilities ........................................................   172,056       175,654
                                                                                     ---------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .......................................................       844           768
                                                                                     ---------    ----------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value,  12,000,000 shares  authorized:  4,000,000 shares designated as pay-in-kind  preferred stock,  stated at liquidation value  of $10 per  share;  25%  cumulative,  (liquidation  preference  of
       $75,218 and $63,082 in 1997 and 1996, respectively), 3,739,782 shares
       issued and outstanding ......................................................    37,398        37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized,
       1,321,522 shares issued and outstanding .....................................        13            13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .............         1             1
     Additional paid-in capital ....................................................    16,594        16,669
     Compensatory stock options outstanding ........................................    22,938        22,938
     Accumulated deficit ...........................................................  (153,720)     (159,894)
     Restricted stock ..............................................................      (759)         (947)
                                                                                     ---------    ----------
       Stockholders' deficiency ....................................................   (77,535)      (83,822)
                                                                                     ---------    ----------
TOTAL .............................................................................. $  95,365    $   92,600
                                                                                     =========    ==========

                          See notes to condensed consolidated financial statements.


                                       HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Dollars in thousands)
                                                                (Unaudited)



                                                                         Three Month Periods Ended       Nine Month Periods Ended
                                                                         -------------------------       ------------------------

                                                                        September 27,   September 28,   September 27,  September 28,
                                                                            1997            1996            1997           1996
                                                                        -------------   -------------   -------------  -------------
NET REVENUES ..........................................................   $  39,414       $  38,611       $ 134,277      $ 121,333
                                                                          ---------       ---------       ---------      ---------

COSTS AND EXPENSES:
     Cost of sales ....................................................      17,129          16,615          64,226         57,367
     Administrative and general expenses ..............................       2,775           2,782           9,186          8,616
     Provision for doubtful accounts ..................................       2,106           2,114           8,906          7,674
     Marketing costs ..................................................       6,764           5,409          22,996         15,788
     Coupon redemption costs ..........................................         884             825           2,578          3,438
     Depreciation and amortization ....................................         803             681           2,282          1,999
     Compensation related to stock options.............................          --              --              --         22,938
     Other (income) expenses...........................................          87             (23)            452            (51)
                                                                          ---------       ---------       ---------      ---------

OPERATING INCOME ......................................................       8,866          10,208          23,651          3,564
     Interest income ..................................................           8              97              44            240
     Interest expense .................................................       4,507           4,591          13,655         13,847
                                                                          ---------       ---------       ---------      ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES .............       4,367           5,714          10,040        (10,043)
PROVISION (BENEFIT) FOR INCOME TAXES ..................................       1,681           2,228           3,865         (3,917)
                                                                          ---------       ---------       ---------      ---------
NET INCOME (LOSS) .....................................................   $   2,686       $   3,486       $   6,175      $  (6,126)
                                                                          =========       =========       =========      =========

                                        See notes to condensed consolidated financial statements.


                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                 (Dollars in thousands)
                                       (Unaudited)



                                                                         1997        1996
                                                                       --------    --------
OPERATING ACTIVITIES:

   Net income (loss) ...............................................   $  6,175    $ (6,126)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ................................      2,282       1,999
      Amortization of debt issue costs and discounts ...............      1,408       1,387
      Compensation related to stock options ........................         --      22,938
      Amortization of deferred customer acquisition costs ..........     18,107      13,273
      Other ........................................................        185         190
      (Increase) decrease in operating assets:
            Accounts receivable ....................................       (589)     (2,811)
            Inventories ............................................       (177)     (2,613)
            Payments for deferred customer acquisition costs .......    (24,676)    (17,378)
            Prepaid and other current assets .......................        260         184
            Deferred tax asset .....................................        375        (680)
            Other assets ...........................................        (89)         52
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities     (1,793)        328
            Deferred income taxes ..................................      2,511      (4,749)
            Accrued coupon redemption costs ........................       (525)       (518)
                                                                       --------    --------
                  Net cash provided by operating activities ........      3,454       5,476
                                                                       --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..........................       (274)       (856)
   Proceeds from sale of property and equipment ....................         --           2
                                                                       --------    --------
                  Net cash used in investing activities ............       (274)       (854)
                                                                       --------    --------
FINANCING ACTIVITIES:
   Payments on bank and other financing ............................     (3,788)     (6,037)
   Payments on capital leases ......................................     (1,352)     (1,100)
                                                                       --------    --------
                  Net cash used in financing activities ............     (5,140)     (7,137)
                                                                       --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................     (1,960)     (2,515)
   Cash and cash equivalents at beginning of year ..................      1,960       6,987
                                                                       --------    --------
   Cash and cash equivalents at end of period ......................   $     --    $  4,472
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .....................................................   $ 14,340    $ 14,598
                                                                       ========    ========
      Income taxes .................................................   $     13    $  1,552
                                                                       ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease  obligations  and financing  arrangements  of $1,192 and $1,414 were entered into for new equipment during the nine month periods ended 1997 and 1996, respectively.

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


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1996, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 27, 1997 and the results of operations for the three and nine month periods ended September 27, 1997 and September 28, 1996, and cash flows for the nine month periods ended September 27, 1997 and September 28, 1996.

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

NOTE 2.  Inventories

                                        September 27,    December 31,
                                            1997             1996
                                        -------------    ------------

Raw materials............................ $   964           $   537
Work-in-process..........................   2,707             2,258
Finished goods...........................   9,581            10,656
Promotional and packing material.........   2,463             2,087
                                          -------           -------
                                          $15,715           $15,538
                                          =======           =======


NOTE 3.  Commitments and Contingencies

The Company has continuing obligations with certain members of management pursuant to previously signed employment agreements.

The Company is involved in, or has been involved in, litigation arising in the normal course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, except as discussed below, the Company is not involved in any litigation which is expected to have a material effect on the financial position of the business or the results of operations and cash flows of the Company.

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

The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid three hundred thousand dollars in administrative expenses and fees during the three month period ended September 27, 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

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

At September 27, 1997, there were no outstanding borrowings against the credit facility. However, there was an outstanding letter of credit of approximately $1,292, resulting in $13,708 available to borrow.

The Company is currently in the process of amending and restructuring its Credit Agreement. It is anticipated after the restructuring that the interest rate the Company currently pays will be lower, the Revolving Credit Facility will be increased and the Debt Covenants will be changed. This change is expected late in the fourth quarter.
                                        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three and Nine Month Periods Ended September 27, 1997
--------------------------------------------------------------------------------

Results of Operations
---------------------

The following  table sets forth certain  income  statement  data for the Company expressed as a percentage of net revenues:


                                                  Three Month Periods Ended       Nine Month Periods Ended
                                                  -------------------------       ------------------------

                                                 September 27,  September 28,   September 27,  September 28,
                                                     1997           1996            1997           1996
                                                 -------------  -------------   -------------  -------------

Net revenues                                         100.0%         100.0%          100.0%         100.0%


          Cost of sales                               43.5           43.0            47.8           47.3


          Administrative and general expenses          7.1            7.2             6.9            7.1


          Provision for doubtful accounts              5.3            5.5             6.6            6.3


          Marketing costs                             17.2           14.0            17.1           13.0


          Coupon redemption costs                      2.2            2.1             1.9            2.8


          Depreciation and amortization                2.0            1.8             1.7            1.7
                                                  --------        -------        --------        -------


                    Subtotal                          77.3           73.6            82.0           78.2
                                                  --------        -------         -------        -------


Income before interest-net, other (income)
   expenses, compensation related to stock
   options and provision for income taxes             22.7%          26.4%           18.0%          21.8%
                                                   =======        =======         =======        =======

Three Month Period Ended September 27, 1997 Compared to Three Month Period Ended September 28, 1996
--------------------------------------------------------------------------------

Net revenues increased by 2.1% to $39.4 million in the three month period ended September 27, 1997 from $38.6 million in the three month period ended September 28, 1996. This increase in net revenues was primarily increased volume in the United Kingdom.

Cost of sales increased 3.1% to $17.1 million in the third quarter of 1997 from $16.6 for the third quarter of 1996. As a percentage of net revenues, cost of sales was 43.5% in the third quarter of 1997 versus 43.0% for the same period of 1996. The increase in cost of sales as a percentage of net revenues is caused by the increased business and testing in Europe.

Administrative and general expenses remained the same at $2.8 million in the third quarter of 1997 as compared to $2.8 million for the same period of 1996. As a percentage of net revenues, administrative and general expenses were 7.1% and 7.2% in the third quarter of 1997 and 1996, respectively.

Provision for doubtful accounts was the same in both periods of 1997 and 1996 at $2.1 million. As a percentage of net revenues, bad debts were 5.3% in the third quarter of 1997 versus 5.5% for the same period in 1996.

Marketing costs increased 25.1% to $6.8 million from $5.4 million for the three month periods ended September 27, 1997 and September 28, 1996, respectively. Solicitations to new customers in both the United States and the United Kingdom have increased by 43.2% in the third quarter of 1997 as compared to the same period in 1996. Amortization of prior year costs has also increased as solicitations to new customers have grown from 30.6 million in 1994 to 43.3 million in 1995 and 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Prior year amortization of marketing costs was $2.3 million in the third quarter of 1997 as compared to $1.9 million in the third quarter of 1996, an increase of $0.4 million. As a percentage of net revenues, marketing costs were 17.2% in 1997 as compared to 14.0% in 1996.

Pretax income decreased to $4.4 million for the three month period ended September 27, 1997 from $5.7 million for the three month period ended September 28, 1996. This decrease in pretax income was attributable to the testing in France and Germany and the increased marketing costs experienced during 1997.

Net income was $2.7 million in the third quarter of 1997 as compared to net income of $3.5 million in 1996 caused by the lower pretax income.

Nine Month Period Ended September 27, 1997 Compared to Nine Month Period Ended September 28, 1996
------------------------------------------------------------------------------

Net revenues increased by 10.7% to $134.3 million in the first nine months of 1997 from $121.3 million in the first nine months of 1996. This increase in net revenues was the result of increased volume, a portion of which relates to the Company's expansion in the United Kingdom and testing in France and Germany. Revenues generated in Europe during the nine months of 1997 were $13.6 million as compared to $6.9 million for the same period in 1996.

Cost of sales increased 12.0% to $64.2 million in the first nine months of 1997 from $57.4 million for the first nine months of 1996. This increase in cost of sales was the result of increased shipments in 1997 compared to 1996. As a percentage of net revenues, cost of sales was 47.8% in the first nine months of 1997 versus 47.3% for the same period of 1996. The increase in cost of sales as a percentage of net revenues is caused by the significant increase in first and second shipments in the United Kingdom and the United States, as well as the test shipments in France and Germany. The Company's first and second shipments result in low margins because they include the introductory offer, which is priced substantially less than the cost of manufacturing, processing and shipping the related hosiery, and because payment and continuation rates of new customers are less than those of older customers.

Administrative and general expenses increased 6.6% to $9.2 million in the first nine months of 1997 from $8.6 million for the same period of 1996. Increased personnel costs account for the increase. As a percentage of net revenues, administrative and general expenses were 6.9% in the first nine months of 1997 versus 7.1% for the same period in 1996.

Provision for doubtful accounts increased $1.2 million to $8.9 million in the first nine months of 1997 versus $7.7 million for the same period of 1996. This increase was caused by additional front end and second shipments in 1997 as compared to 1996 (up 17.8%), which have a higher rate of uncollectable accounts. As a percentage of net revenues, doubtful accounts were 6.6% and 6.3% for 1997 and 1996, respectively.

Marketing costs increased 45.7% to $23.0 million from $15.8 million for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. Included in the 1997 marketing costs are $1.0 million in marketing expense for the French and German tests and $1.1 million of additional premium incentive costs to induce customers to purchase. These are incremental costs compared to 1996. Additionally, solicitations to new customers in both the United States and the United Kingdom have increased by 43.6% in the first nine months of 1997 as compared to the same period in 1996. Amortization of prior year costs has also increased as solicitations to new customers have grown from 30.6 million in 1994 to 43.3 million in 1995 and 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Prior year amortization of marketing costs was $9.3 million in the first nine months of 1997 as compared to $7.5 million for the same period of 1996, an increase of $1.8 million. As a percentage of net revenues, marketing costs (excluding the French and German tests) were 16.4% in 1997 as compared to 13.0% in 1996.

Coupon redemption costs have decreased to $2.6 million in 1997 from $3.4 million in 1996. The Company continues to benefit from the lower cost gift catalogs issued in 1995, 1996 and 1997, and commencing in 1996, the charging of shipping and handling to redemption customers. As a percentage of net revenues, coupon redemption costs were 1.9% in 1997 as compared to 2.8% in 1996.

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

Interest expense decreased to $13.7 million for the nine month period ended September 27, 1997 from $13.8 million for the nine month period ended September 28, 1996. This decrease in interest expense is primarily due to less term debt. As a percentage of net revenues, interest expense was 10.2% in the first nine months of 1997 versus 11.4% for the same period in 1996.

Pretax income decreased to $10.0 million from $12.9 million (excluding stock option compensation expense of $22.9 million in 1996) for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. Excluding the costs of testing in France and Germany totaling $1.8 million, pretax income decreased by $1.1 million. This decrease in pretax income (adjusted for the French and German tests) was primarily attributable to increased revenues, lower coupon redemption costs and lower interest costs, offset by increases in cost of sales, administrative and general expense, bad debts and marketing costs.

Net income was $6.2 million in the first nine months of 1997 as compared to a loss of ($6.1) million in 1996. Adjusting for testing in France and Germany in 1997 of $1.1 million, net of tax, and excluding the non-cash stock option expense in 1996, of $14.0 million, net of tax, net income would have been comparable at $7.3 million in the first nine months of 1997 as compared to $7.9 million for 1996, a decrease of $0.6 million caused by the lower operating income.


Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The Company had a working capital deficit of ($3.6) million at September 27, 1997 compared to working capital of $0.6 million at December 31, 1996. This decrease is primarily to support the growth of the business, as well as an increase in the current portion of long-term debt, offset by an increase in receivables.

Capital expenditures were $1.5 million and $1.2 million for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. A portion of the expenditures in 1997 and 1996 were financed through the assumption of capital leases.

Net cash provided by operating activities was $3.5 million for the first nine months of 1997 as compared to $5.5 million in the first nine months of 1996. This change is primarily due to increases in receivables, inventory and marketing costs related to the growth of the business and a decrease in accounts payable, offset by an increase in the amortization of marketing costs.

Net cash used in investing activities to acquire property and equipment was $0.3 million and $0.9 million for the nine month periods ended September 27, 1997 and September 28, 1996, respectively.

Net cash used in financing  activities was $5.1 million and $7.1 million for the
nine  month   periods   ended   September  27,  1997  and  September  28,  1996,
respectively.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At September 27, 1997, the outstanding amount of the Company's indebtedness (other than trade payables) is $139.9 million, including $66.5 million of senior secured debt and $68.5 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $8.7 million in 1997, $14.0 million in 1998, $10.6 million in 1999, $16.6 million in 2000 and $18.5 million in 2001. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $15.0 million, $13.7 million of which was available at September 27, 1997.

Legal Proceedings
-----------------

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

     The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid three hundred thousand dollars in administrative expenses and fees during the three month period ended September 27, 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

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


Inflation
---------

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

     The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid three hundred thousand dollars in administrative expenses and fees during the three month period ended September 27, 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

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

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4. Submission of Matters to a vote of Security Holders
        None.

Item 5. Other Information

        The Company is currently in the process of amending and restructuring its Credit Agreement. It is anticipated after the restructuring that the interest rate the Company currently pays will be lower, the Revolving Credit Facility will be increased and the Debt Covenants will be changed. This change is expected late in the fourth quarter.

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



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                            ------------------------------------
                                                                    (Registrant)




                                                    /s/  ARTHUR C. HUGHES
Date:  November 10, 1997                       _________________________________

                                                                Arthur C. Hughes
                                                                Vice President &
                                                         Chief Financial Officer