Form 10-K
period 1997-12-31
HOSIERY CORP OF AMERICA INC
filed 1998-03-30
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
(  X  )   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the Fiscal Year Ended December 31, 1997

          or

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 36-0782950
----------------------------------            --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                            19020
---------------------------------------------                 ------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (215) 244-1777

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes          X                                  No    _______
            ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at March 24, 1998
----------------------------                   -------------------------------
Voting                                                      1,332,830
Class A, non-voting                                            75,652

                                     PART I

ITEM 1.  BUSINESS

     Hosiery Corporation of America, Inc. (the "Company"), the Registrant is a corporation organized in 1975 under the laws of the state of Delaware.

      The Company is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States. The Company has recently begun to expand its operations into the United Kingdom and Germany. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's hosiery production was approximately 61 million pairs in 1997, primarily marketed under the Silkies(R) brand name. The Company's manufacturing operations supplied 79% of all the hosiery required by the Company's continuity program during 1997.

      The Company markets its hosiery products exclusively through its direct mail marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 70 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer which has attracted front end customers and reactivated previous customers.

      In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is priced as a "loss leader". The introductory offer is priced at a nominal amount, $1.00 per pair plus shipping and handling, that is substantially less than the cost of manufacturing, processing and shipping the related hosiery.

      Front end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Such "active back end customers" exclude customers receiving their first shipment. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, on average every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 1997, the Company had approximately 1.4 million back end customers.

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

      The Company employs advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 70 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. During each major solicitation, all chosen customer lists are ranked by potential realizable profit. The mailing cut off is then matched to budgeted production. This process ensures that anticipated profit is maximized from each of the four mailings.

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

Product and Development

      The Company manufactures moderately priced, quality women's sheer hosiery under the Silkies(R) brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 1998, includes six styles of sheer hosiery, in ten different colors and six sizes, as well as knee-hi's and two opqaue styles in six different colors. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm, Opaque and Shapely Perfection styles. The Company's elastomer products currently represent approximately 89% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles. As of January 1998, the styles range in price from $2.43 to $4.83 per pair. The Company performs extensive consumer research and product testing to:
(i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Shapely Perfection.

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

      See page 15 regarding year 2000 plans.

Manufacturing and Distribution

      The Company manages all phases of the manufacturing and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with approximately 79% of the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality. Additionally, the results of the Company's direct mail marketing program allow the Company quickly to adjust its manufacturing output accordingly.

      Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. All knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and then to the Heath Springs, South Carolina, facility where they are prepared for delivery.

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

      Capital  Investment.  During the past eight  years,  the Company has spent approximately $27 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 65 million pairs annually. Additional requirements are being outsourced in Mexico and Italy.

Growth Strategy

      Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides strong potential for future growth through the direct mail marketing channel. The Company's strategy for additional growth primarily involves expanding its current operations by acquiring front end customers through increased solicitations and improved response rates. In 1997, the Company brought in 7.2 million front end customers which has increased substantially from 1995 and 1996 where 5.0 million and 6.6 million front ends were acquired, respectively.

      The basis for the continued growth in front end acquisitions will be the ability to obtain previously unavailable lists and new promotional techniques which have demonstrated improved response rates. Management anticipates that the continued increase in front end customers will continue to lead to growth in back end shipments over the next several years. The Company believes, based in part on management's significant experience with international operations and test marketing during 1997 in the United Kingdom, France and Germany, and the introduction of new styles, that the international markets provide significant opportunities for growth.

Competition and Industry

      The Company operates exclusively in the women's sheer hosiery industry, targeting adult females as customers. Management believes that the overall women's sheer hosiery market may be declining as a result of the high cost of repeat purchases of such products and changes in women's choices in business and leisure wear. Despite this apparent overall market decline, the Company has been able to increase its sales from $136.3 million in 1995 to $178.7 in 1997.

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

Employees

      As of December 31, 1997, the Company had 936 employees, 182 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 334 of whom were located at its manufacturing facility in Newland, North Carolina, 210 of whom were located at its manufacturing, and packaging facility in Lancaster, South Carolina, and 204 of whom were located at its sewing and fulfillment operations facility in Heath Springs, South Carolina. Additionally, 6 employees are currently employed in Europe. Of the total number of employees, 132 are salaried workers. The remaining 804 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Recapitalization

      On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1997, the outstanding amount of the Company's indebtedness (other than trade payables) is $138.6 million, including $65.5 million of senior secured debt and $68.5 million of senior subordinated debt (the "Notes"). (See Items 7 and 13 and Note 3 to Consolidated Financial Statements).

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

                                 Size in       Owned/
  Location                       Square Feet   Leased     Function
  --------                       -----------   ------     --------
                                                          Headquarters;
                                                          Administration;
                                                          Marketing; Data
                                                          Processing; Customer
  Bensalem, Pennsylvania          60,000       Leased     Service

  Newland, North Carolina        138,000       Owned      Knitting; Sewing

  Lancaster, South Carolina      142,000       Owned      Dyeing; Packaging

  Heath Springs, South Carolina  143,000       Owned      Fulfillment Operations

                                                          Headquarters; United
  Liverpool, United Kingdom       15,000       Leased     Kingdom

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

      In 1984, as a result of a lawsuit brought by the Federal Trade Commission ("FTC"), the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction, which sets forth specific rules with which the Company must comply in conducting its mail order business and permanently enjoins the Company, its successors and assigns, its officers, agents, representatives and employees, and anyone acting in concert with the Company from violating various FTC and Postal Service laws and regulations. The FTC had previously made inquiries about some aspects of the Company's promotional materials prompting the Company to adopt revised promotional materials which, the Company believes but cannot assure, will meet the concerns expressed by the FTC.

      The Company had received inquiries from the FTC and sixteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

      The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1997.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      There is no established public trading market for any class of common equity of the Company.

     As of March 18, 1998 the Company had approximately 33 holders of record of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                                       -----------------------
                              1997      1996      1995     1994(a)    1993
                              ----      ----      ----     -------    ----
                                           (In Thousands)

  Net Revenues              $178,682  $162,763  $136,299  $118,560  $109,824

  Operating Income Before
  Compensation Related to
  Stock Options and
  Expenses Related to
  Stock Offering and
  Acquisition (b)             35,854    36,968    31,427    21,613    16,018


  Income (Loss) From
  Continuing Operations
  Before Provision (Benefit)
  for Income Taxes and
  Cumulative Effect of
  Accounting Change           17,835    (5,696)   12,056    17,116    14,943

  Income From Continuing
  Operations Before
  Compensation Related to
  Stock Options, Expenses
  Related to Stock Offering
  and Acquisition, Provision
  (Benefit) for Income Taxes
  and Cumulative Effect of
  Accounting Change (b)       17,835    18,829    12,056    17,116   14,943

  Working Capital             12,455       589     5,794     3,152    7,518

  Total Assets               100,600    92,600    82,860    74,860   66,859

  Long-Term Debt             138,565   143,705   151,093   153,442   12,305

  Other Long-Term
  Obligations                     --        --        --        66      584

  Redeemable Equity
  Securities                     872       768       384        45       --

  Stockholders' Equity
  (Deficiency)               (72,083)  (83,822) (102,920) (110,266)  26,318

  Cash Dividends Declared         --        --        --        --       --

----------------
(a)On October 17, 1994, the Company effected the recapitalization of its capital stock. For discussion of the recapitalization, see Note 3 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in
   Item 8 hereof.

(b)During 1996, the Company granted options to certain employees to purchase up to 215,369 shares of common stock. The Company recognized $22,938 of compensation expense related to the difference between the estimated fair value of the stock at the date of grant and the exercise price of such options. (See Note 18 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof for further discussion.) Additionally during 1996, the Company incurred costs of $1.6 million, associated with a potential initial public offering of equity securities and a potential acquisition, neither of which were consummated. "Operating income" and "income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of accounting change" per the Consolidated Financial Statements of Hosiery Corporation of America, Inc. have been adjusted in the above table to exclude these charges in order to present comparable operating information with that of previous years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Results of Operations

      The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                             Fiscal Years Ended December 31,
                                             -------------------------------
                                                  1997    1996    1995
                                                  ----    ----    ----

Net revenues....................................  100.0%  100.0%  100.0%
    Cost of sales...............................   45.9    46.2    44.7
    Administrative and general expenses.........    6.8     7.0     7.5
    Provision for doubtful accounts.............    6.0     6.2     5.7
    Marketing costs.............................   17.1    13.6    12.8
    Coupon redemption costs.....................    2.1     2.5     4.4
    Depreciation and amortization...............    1.7     1.8     1.8
                                                  -----   -----   -----

         Subtotal...............................   79.6    77.3    76.9
                                                   ----    ----    ----

Operating income before interest,
    compensation related to stock options,
    expenses related to stock offering and
    acquisition, other expenses (income) and
    provision (benefit) for income taxes........   20.4%   22.7%   23.1%
                                                   ====    ====    ====

Fiscal 1997 Compared to Fiscal 1996

      Net revenues increased by 9.8% to $178.7 million in fiscal 1997 from $162.8 million in fiscal 1996. The increase in net revenue attributable to Europe of $9.4 million was due to more than double the $8.8 million in sales reported for 1996. This increase in Europe is attributable to increased mailings in the United Kingdom and testing in France and Germany. The balance of the increase ($6.5 million) was generated in the United States primarily through increased solicitation for new customers.

      Cost of sales increased 9.2% to $82.1 million in fiscal 1997 from $75.2 million for fiscal 1996. As a percentage of net revenues, cost of sales declined to 45.9% in 1997 versus 46.2% for the same period in 1996. The absolute increase in cost of sales is related to increased shipments in the United States, United Kingdom and the test programs in Germany and France. Manufacturing efficiencies, approximately $2 million, helped offset the costs associated with the increased shipments.

      Administrative and general expenses increased 6.3% to $12.1 million in fiscal 1997 from $11.4 million for the same period of 1996. Increased personnel and higher wages account for the increase. As a percentage of net revenues, administrative and general expenses were 6.8% in 1997 versus 7.0% in 1996.

      Provision for doubtful accounts increased $0.7 million or 7.3% to $10.8 million in fiscal 1997 from $10.1 million for the same period of 1996. This increase was caused by additional front end, second and third shipments in 1997 as compared to 1996 (up 1.1 million shipments which is 10.6% higher than 1996), which have a higher rate of uncollectable accounts. As a percentage of net revenues, bad debts were 6.0% for 1997 versus 6.2% for 1996.

      Marketing costs increased 38.5% to $30.5 million from $22.1 million for the years ended December 31, 1997 and 1996, respectively. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in 1997 compared to 1996, related to the substantial increase (21.6%) in solicitations in 1996 versus 1995. In 1996, 52.6 million solicitations were mailed as compared to 43.3 million in 1995. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a substantial portion of this increase was attributable to higher front end solicitations, in the current year, as 22.9 million additional solicitations were mailed in 1997 compared to 1996 (up 43.6%), including the start up in the United Kingdom. Marketing expenditures were also incurred in France and Germany for testing. As a percentage of net revenues, marketing costs were 17.1% in 1997 versus 13.6% for 1996.

      Coupon redemption costs declined to $3.7 million for fiscal 1997 from $4.1 million for fiscal 1996. As a percentage of net revenues, redemption costs were 2.1% in 1997 versus 2.5% for 1996. This decrease relates to the issuance of new gift catalogs in both 1996 and 1995 that have a lower average cost per gift to the Company, and beginning in 1996, the charging of shipping and handling to redemption customers, which has also lowered the cost of future redemptions and, therefore, the reserve balance for these future redemptions.

      Compensation related to stock option expense was $22.9 million in 1996. This expense represents a non-cash charge attributable to options granted by the Board of Directors on June 28, 1996, with an exercise price below the then market price of the Company's common stock, as part of a series of transactions in contemplation of a potential initial public offering. No such charge was incurred in 1997.

      Expenses of $1.6 million were incurred in 1996 related to a potential initial public offering of equity securities and a potential acquisition, neither of which were consumated. No such charges were incurred in 1997.

      Interest expense decreased to $18.1 million for fiscal 1997 from $18.5 million for 1996. This decrease in interest expense was primarily due to less debt on the bank loan. As a percentage of net revenues, interest expense was 10.1% in 1997 versus 11.3% for 1996.

      Operating income at $35.9 million for 1997 is slightly less than the adjusted operating income of $37.0 million for 1996 (adjusted to add back stock option compensation expense of $22.9 million and costs associated with an initial public offering and acquisition of $1.6 million). The decrease in operating income from 1996 to 1997 is primarily caused by the increased marketing costs offset by higher revenue and the continued decrease in all other costs as a percentage of net revenues. As a percentage of net revenues, operating income, adjusted to exclude stock option compensation expense of $22.9 million and a potential public offering and acquisition of $1.6 million for 1996, was 20.1% for 1997 versus 22.7% for 1996.

      The Company had net income of $11.6 million in 1997 as compared to a net loss of $4.3 million in 1996. Excluding the stock option compensation expense and a potential public offering and acquisition costs of $15.9 million, net of tax in 1996, net income remained at $11.6 million in both 1997 and 1996. As a percentage of net revenues, net income was 6.5% in 1997 versus 7.1% (adjusted as previously detailed) for 1996.

Fiscal 1996 Compared to Fiscal 1995

      Net revenues increased by 19.4% to $162.8 million in fiscal 1996 from $136.3 million in fiscal 1995. This increase in net revenues was the result of a combination of increased volume ($19.7 million), a portion of which relates to the Company's recent expansion into the United Kingdom, the introduction of a new style ($6.1 million) and pricing ($0.7 million). In January 1996, the Company commenced operations in the United Kingdom which, for the year ended December 31, 1996, generated $8.8 million in revenue. In addition, the Company is currently evaluating potential programs in Germany, France and Japan. The Company began to conduct tests during 1996 in Germany and France and has continued testing in 1997, as well as in Japan.

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

Liquidity and Capital Resources

      The Company's cash requirements arise principally from the need to finance new front end solicitations (customers), capital expenditures, debt repayment and other working capital requirements. The Company mailed 75.6, 52.6 million, and 43.3 million solicitations during the years 1997, 1996 and 1995, respectively. The Company financed these solicitations and expects to finance future solicitations from internally generated funds and/or its Credit Facility.

      In fiscal 1997, 1996 and 1995, capital expenditures were $2.6 million, $4.9 million and $3.1 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment and facility acquisition and enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $2.5 million in 1998 for additional equipment. These capital expenditures will be financed through internal sources or the assumption of capital leases.

      Working capital increased to $12.5 million from $0.6 million at December 31, 1996, and $5.8 million at December 31, 1995. The increase from 1996 to 1997 is primarily the result of a new credit agreement with the banks that resulted in a decrease in the current portion of long-term debt for 1997 and 1998, and consequently a higher cash balance. Working capital decreased by $5.2 million from 1995 to 1996 which was primarily the result of increases in the current portion of long-term debt relating to increasing debt service requirements and accounts payable, offset by increased receivables and inventories.

      Net cash provided by operating activities was $11.2 million in 1997 as compared to $7.4 million in 1996 and $8.6 million in 1995. The increase from 1996 to 1997 was primarily from the change in inventory offset by the decrease in accounts payable. The change from 1995 to 1996 was primarily due to increases in receivables, inventory and marketing costs related to the growth of the business, offset by increases in net income, excluding non-cash charges for stock option compensation, depreciation and amortization of marketing costs and accounts payable.

      Net cash used in investing activities was $0.9 million in 1997, $2.5 million in 1996 and $1.0 million in 1995, and related primarily to the investment in equipment and the addition of a fulfillment facility in 1996.

      During 1997, 1996 and 1995, the Company used $7.9 million, $9.9 million and $4.5 million, respectively, in financing activities. During 1997, a new credit agreement was reached with the Company's bank lenders which provided for $65 million in term debt at a substantially lower interest rate (7.5% versus 8.8%), an increase in its line of credit from $15 million to $20 million and a change in the covenants relating to the credit agreement. Net payments on bank and other financing, including capital lease obligations and excluding the termination of the prior term debt, totaled $7.3 million, $9.9 million and $4.6 million in 1997, 1996 and 1995, respectively.

The Recapitalization

      On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. In November 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15 million to $20 million, a substantial change in the timing of principal payments and changes to the debt covenants. At December 31, 1997, the outstanding amount of the Company's indebtedness (other than trade payables) is $138.6 million, including $65.5 million of senior secured debt and $68.5 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through January 2002 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $3.0 million in 1998, $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and
$19.5 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002. The
Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $17.7 million of which was available at December 31, 1997.

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

      In 1984, as a result of a lawsuit brought by the Federal Trade Commission ("FTC"), the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction, which sets forth specific rules with which the Company must comply in conducting its mail order business and permanently enjoins the Company, its successors and assigns, its officers, agents, representatives and employees, and anyone acting in concert with the Company from violating various FTC and Postal Service laws and regulations. The FTC had previously made inquiries about some aspects of the Company's promotional materials prompting the Company to adopt revised promotional materials which, the Company believes but cannot assure, will meet the concerns expressed by the FTC.

      The Company had received inquiries from the FTC and sixteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

      The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

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

Year 2000

      During 1997, the Company began reviewing its embedded technology, computer systems and software to determine which are not "Year 2000" compliant. The Company established plans and processes for evaluating and managing the risks associated with this problem in order to ensure that all necessary modifications and/or replacements of existing embedded technology, computer systems and software are completed on a timely basis.

      Some of the Company's internal Information systems personnel are and will be dedicated toward modifying systems to be Year 2000 compliant by September 1998. To date, the Company is on schedule to meet that deadline.

      It is not expected that such modifications and or replacements will have a material adverse effect on the Company's consolidated financial statements. The Company's use of internal Information System's personnel to make the business system Year 2000 compliant has and will continue to delay some information systems development and implementation that would benefit the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays. In the event that any of the Company's significant suppliers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations will not be adversely affected.

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

Accounting Statements Not Yet Adopted

      Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company will be required to adopt the new method of reporting comprehensive income during fiscal year 1998. Management does not believe that the effect of implementing this new standard will be material to the Company's financial position or results of operations.

      Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the manner in which business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt the new standards for disclosures of an enterprise and related information during fiscal year 1998. When adopted, SFAS No. 131 will not have any effect on the Company's financial position or results of operations, but may require the Company to provide expanded disclosure regarding certain operating segments. However, the Company has not yet determined the effects of SFAS No. 131 on its financial statement disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            HOSIERY CORPORATION OF AMERICA, INC.

               Index to Financial Statements and Financial Statement Schedule

                                                                   Page Number
                                                                   -----------
Financial Statements and Independent Auditors' Report:
     Independent Auditors' Report................................      18
     Consolidated Balance Sheets--December 31, 1997 and 1996.....      19
     Consolidated Statements of Operations--For the years
        ended December 31, 1997, 1996 and 1995...................      20
     Consolidated Statements of Cash Flows--For the years
        ended December 31, 1997, 1996 and 1995...................      21
     Consolidated Statements of Stockholders' Deficiency--For
        the years ended December 31, 1997, 1996 and 1995.........      23
     Notes to Consolidated Financial Statements..................      24
Financial Statement Schedule and Independent Auditors' Report:
     Independent Auditors' Report................................      S-1
     Schedule I--Valuation and Qualifying Accounts--For the
        years ended December 31, 1997, 1996 and 1995.............      S-2

    Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Hosiery Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 6, 1998


                                     HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                  DECEMBER 31, 1997 AND 1996
                                         (Dollars in thousands, except per share data)



                                                                                                1997         1996
ASSETS                                                                                          ----         ----
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................   $   4,327    $   1,960
     Accounts receivable, less an allowance for doubtful accounts of
      $1,448 and $1,540 in 1997 and 1996, respectively ...................................      24,180       22,939
     Income tax refunds receivable .......................................................        --            100
     Inventories .........................................................................      15,158       15,538
     Prepaid and other current assets ....................................................       2,398        1,770
                                                                                             ---------    ---------
         Total current assets ............................................................      46,063       42,307
PROPERTY AND EQUIPMENT, net ..............................................................      17,261       17,422
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................      30,795       24,664
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $5,316 and $3,684 in 1997 and 1996, respectively ....................................       6,084        7,185
DEFERRED INCOME TAXES ....................................................................        --            375
OTHER ASSETS .............................................................................         397          647
                                                                                             ---------    ---------
TOTAL ....................................................................................   $ 100,600    $  92,600
                                                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of long-term debt ...................................................   $   3,117    $   8,637
     Current portion of capital lease obligations ........................................       1,550        1,627
     Accounts payable ....................................................................       7,120        7,885
     Accrued expenses and other current liabilities ......................................       5,366        5,442
     Accrued interest ....................................................................       4,608        4,703
     Accrued coupon redemption costs .....................................................       4,568        5,044
     Deferred income taxes ...............................................................       7,279        8,380
                                                                                             ---------    ---------
          Total current liabilities ......................................................      33,608       41,718
LONG-TERM DEBT, Less current portion .....................................................     129,307      129,142
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................       4,591        4,299
ACCRUED COUPON REDEMPTION COSTS ..........................................................         429          495
DEFERRED INCOME TAXES ....................................................................       3,876         --
                                                                                             ---------    ---------
          Total liabilities ..............................................................     171,811      175,654
                                                                                             ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .............................................................         872          768
                                                                                             ---------    ---------
STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $79,838 and $63,082 in 1997 and 1996, respectively), 3,739,782 shares
       issued and outstanding ............................................................      37,398       37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized,
       1,321,522 shares issued and outstanding ...........................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding ...................           1            1
     Additional paid-in capital ..........................................................      16,565       16,669
     Compensatory stock options outstanding ..............................................      22,938       22,938
     Accumulated deficit .................................................................    (148,301)    (159,894)
     Restricted stock ....................................................................        (697)        (947)
                                                                                             ---------    ---------
       Stockholders' deficiency ..........................................................     (72,083)     (83,822)
                                                                                             ---------    ---------
TOTAL ....................................................................................   $ 100,600    $  92,600
                                                                                             =========    =========

                      See notes to consolidated financial statements.


                                 HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                  (Dollars in thousands)

                                                                                         1997        1996         1995
                                                                                         ----        ----         ----
NET REVENUES ......................................................................   $ 178,682   $ 162,763    $ 136,299
                                                                                      ---------   ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ................................................................      82,119      75,184       60,982
     Administrative and general expenses ..........................................      12,121      11,404       10,200
     Provision for doubtful accounts ..............................................      10,791      10,057        7,788
     Marketing costs ..............................................................      30,538      22,055       17,442
     Coupon redemption costs ......................................................       3,671       4,140        5,969
     Depreciation and amortization ................................................       3,059       2,996        2,493
     Compensation related to stock options ........................................        --        22,938         --
     Expenses related to stock offering and acquisition ...........................        --         1,587         --
     Other expenses (income) ......................................................         529         (41)          (2)
                                                                                      ---------   ---------    ---------
 OPERATING INCOME .................................................................      35,854      12,443       31,427
     Interest income ..............................................................          90         327          378
     Interest expense .............................................................      18,109      18,466       19,749
                                                                                      ---------   ---------    ---------
 INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES ........................      17,835      (5,696)      12,056
 PROVISION (BENEFIT) FOR INCOME TAXES .............................................       6,242      (1,390)       4,560
                                                                                      ---------   ---------    ---------
 NET INCOME (LOSS) ................................................................   $  11,593   $  (4,306)   $   7,496
                                                                                      =========   =========    =========

                 See notes to consolidated financial statements.


                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                 (Dollars in thousands)


                                                                                             1997          1996       1995
                                                                                             ----          ----       ----

OPERATING ACTIVITIES:
   Net income (loss) ..................................................................   $ 11,593      $ (4,306)   $  7,496
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ...................................................      3,059         2,996       2,493
      Amortization of debt issue costs and discounts ..................................      1,844         1,852       1,848
      Compensation related to stock options ...........................................       --          22,938        --
      Deferred income taxes ...........................................................      3,150        (5,043)      1,882
      Loss (gain) on sale and abandonments of property and equipment ..................          4            (3)         (2)
      Amortization of restricted stock ................................................        250           552        --
      Amortization of deferred customer acquisition costs .............................     24,489        17,994      15,574
      (Increase) decrease in operating assets:
            Accounts receivable .......................................................     (1,241)       (3,231)     (2,052)
            Inventories ...............................................................        380        (5,724)     (1,527)
            Payments for deferred customer acquisition costs ..........................    (30,620)      (23,083)    (17,902)
            Prepaid and other current assets ..........................................       (528)         (488)       (312)
            Other assets ..............................................................        (44)          298         (56)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ..................       (630)        3,842       1,142
            Income taxes payable ......................................................       --            (129)        129
            Accrued coupon redemption costs ...........................................       (542)       (1,099)       (150)
                                                                                          --------      --------    --------
                  Net cash provided by operating activities ...........................     11,164         7,366       8,563
                                                                                          --------      --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment .............................................       (919)       (2,522)     (1,019)
   Proceeds from sale of property and equipment .......................................          3            39           6
                                                                                          --------      --------    --------
                  Net cash used in investing activities ...............................       (916)       (2,483)     (1,013)
                                                                                          --------      --------    --------
FINANCING ACTIVITIES:
   Proceeds from bank and other financing .............................................     65,000          --          --
   Payments on bank and other financing ...............................................    (70,566)       (8,391)     (3,364)
   Payments on capital leases .........................................................     (1,783)       (1,519)     (1,256)
   Debt issuance costs ................................................................       (532)         --           (23)
   Payments of costs associated with issuance of stock ................................       --            --           (33)
   Issuance of Redeemable Equity Securities, net of costs to issue ....................       --            --           185
   Purchase price adjustment of Treasury stock ........................................       --            --           (88)
   Proceeds from stock subscription ...................................................       --            --           125
                                                                                          --------      --------    --------
                  Net cash used in financing activities ...............................     (7,881)       (9,910)     (4,454)
                                                                                          --------      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................      2,367        (5,027)      3,096
   Cash and cash equivalents at beginning of year .....................................      1,960         6,987       3,891
                                                                                          --------      --------    --------
   Cash and cash equivalents at end of year ...........................................   $  4,327      $  1,960    $  6,987
                                                                                          ========      ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ........................................................................   $ 16,310      $ 16,719    $ 15,111
                                                                                          ========      ========    ========
      Income taxes ....................................................................   $  3,303      $  4,102    $  2,261
                                                                                          ========      ========    ========

                      HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                      (Dollars in thousands)


(Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations of $1,999, $2,338 and $2,103 were entered into for new equipment during 1997, 1996 and 1995, respectively.

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


                                     HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                       (Dollars in thousands)


                                         PREFERRED STOCK                   COMMON STOCK
                                      --------------------   ----------------------------------------
                                                                                         CLASS A,                       Retained
                                               PIK                                       NON VOTING       Additional    Earnings
                                        ------------------    --------    ------     -----------------     Paid-In       (Accum.
                                        Shares     Amount      Shares     Amount     Shares     Amount     Capital       Deficit)
                                      ---------   --------    --------    ------     -------    ------   ---------     ----------



BALANCE January 1, 1995               3,750,000   $ 37,500    1,321,522     $ 13      75,652      $ 1     $ 16,840     $ (162,996)
Net income                                                                                                                  7,496
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities                           (10,218)      (102)
Additional costs associated with
   previously purchased and retired
   treasury stock                                                                                                             (88)
Costs associated with issuance of
   stock                                                                                                       (35)
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                             (52)
Receipt of stock subscription
Foreign currency translation
                                      ---------   --------    ---------   ------      ------    -----    ---------     ----------
BALANCE December 31, 1995             3,739,782     37,398    1,321,522       13      75,652        1       16,753       (155,588)
Net loss                                                                                                                   (4,306)
Compensation under restricted
   stock awards
Stock options granted
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                             (84)
Foreign currency translation
                                      ---------   --------    ---------   ------      ------    -----    ---------     ----------
BALANCE December 31, 1996             3,739,782     37,398    1,321,522       13      75,652        1       16,669       (159,894)
Net income                                                                                                                 11,593
Compensation under restricted
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                            (104)
                                      ---------   --------    ---------   ------     -------   ------    ---------     ----------
BALANCE December 31,1997              3,739,782   $ 37,398    1,321,522     $ 13      75,652      $ 1     $ 16,565     $ (148,301)
                                      =========   ========    =========   ======     =======   ======    =========     ==========

                                                      See notes to consolidated financial statements.


                                HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                (Dollars in thousands)


                                                                      Compensatory
                                            Stock                         Stock           Foreign
                                         Subscription   Restricted       Options          Currency
                                         Receivables      Stock        Outstanding      Translation       Total
                                         ------------   ----------   -------------      -----------    ---------

BALANCE January 1, 1995                     $ (125)      $ (1,499)            -               -       $ (110,266)
Net income                                                                                                 7,496
Amendment of preferred stock
   agreement resulting in certain
   redeemable preferred equity
   securities                                                                                               (102)
Additional costs associated with
   previously purchased and retired
   treasury stock                                                                                            (88)
Costs associated with issuance of
   stock                                                                                                     (35)
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                           (52)
Receipt of stock subscription                  125                                                           125
Foreign currency translation                                                               $   2               2
                                          --------         ------        --------          -----       ---------
BALANCE December 31, 1995                       -          (1,499)            -                2        (102,920)
Net loss                                                                                                  (4,306)
Compensation under restricted
   stock awards                                               552                                            552
Stock options granted                                                    $ 22,938                         22,938
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                           (84)
Foreign currency translation                                                                  (2)             (2)
                                          --------         ------        --------          -----       ---------
BALANCE December 31, 1996                       -            (947)         22,938              -         (83,822)
Net income                                                                                                11,593
Compensation under restricted                                 250                                            250
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                          (104)
                                          --------         ------        --------          -----       ---------
BALANCE December 31,1997                    $   -          $ (697)       $ 22,938          $   -       $ (72,083)
                                          ========         ======        ========          =====       =========

                                          See notes to consolidated financial statements.

                                                            23a

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


1.   ORGANIZATION

     Hosiery Corporation of America, Inc. and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States and the United Kingdom. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply approximately 79% of all the hosiery required by the Company's continuity program.


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

     Deferred Customer Acquisition Costs - Deferred customer acquisition costs consist of marketing costs (postage, printed material, customer list rentals, etc.) of the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers. These costs are aggregated by promo- tional program and are amortized on an accelerated basis based upon the estimated current year revenue in proportion to the expected future revenue generated by these customers. Approximately 58% of these costs are amortized in the first 12 months, 70% within 18 months, and 79% within 24 months. The loss incurred on front end shipments to customers is charged to operations at the time of the front end shipment.

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

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


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

     Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

     New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This standard is effective for fiscal years beginning after December 15, 1997. Management does not believe that the effect of implementing this new standard will be material to the Company's financial position or results of operations.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the manner in which business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 131 will not have any effect on the Company's financial position or results of operations, but may require the Company to provide expanded disclosure regarding certain operating segments. However, the Company has not yet determined the effects of SFAS No. 131 on its financial statement disclosures.

     Reclassifications - Certain reclassifications were made to the prior year's consolidated financial statements to conform to classifications used in the current period.

3.   GEOGRAPHIC SEGMENTS

     The Company  organizes  its business  units into two  geographic  segments:
     North America and Europe. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

                                North America      Europe       Total
                                -------------      ------       -----

      Net Revenues                $160,490        $18,192      $178,682

      Operating Income (Loss)       39,057         (3,203)       35,854

      Total Assets                  91,297          9,303       100,600


4.   RECAPITALIZATION

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

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


4.   RECAPITALIZATION (continued)

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

     On November 20, 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15 million to $20 million, a substantial change in the timing of principal payments and changes to the debt covenants.

5.   PROVISION FOR COUPON REDEMPTION

     As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During 1997, customers with an average of 32 coupons redeemed for a free gift after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


6.   INVENTORIES

                                                               1997      1996
                                                               ----      ----

            Raw materials................................   $   546   $   537
            Work-in-process..............................     2,748     2,258
            Finished goods...............................     9,820    10,656
            Promotional and packing material.............     2,044     2,087
                                                            -------   -------
                                                            $15,158   $15,538
                                                            =======   =======

7.   PROPERTY AND EQUIPMENT


                                                               1997      1996
                                                               ----      ----


            Land and buildings...........................   $ 7,015   $ 6,627
            Machinery and equipment......................    20,683    19,086
            Furniture and fixtures.......................     2,213     1,937
            Leasehold improvements.......................     3,735     3,759
            Automobiles..................................       635       628
                                                            -------   -------
                                                             34,281    32,037
            Less accumulated depreciation
              and amortization ..........................    17,020    14,615
                                                            -------   -------
                                                            $17,261   $17,422
                                                            =======   =======


     Property and equipment includes assets acquired under capital leases, principally machinery and equipment having a net book value of approximately $6,566 and $6,418 as of December 31, 1997 and 1996, respectively. Related accumulated depreciation and amortization was $6,063 and $4,636, respectively. Depreciation and amortization expense for capital lease assets for 1997, 1996 and 1995 was $1,542, $1,529 and $1,077,
     respectively.

8.   OTHER ASSETS


                                                           1997        1996
                                                           ----        ----
            Software, net of accumulated
             amortization of approximately
             $5,881 and %5,638, respectively............   $312        $549
            Deposits....................................     14           9
            Miscellaneous other.........................     71          89
                                                           ----        ----
                                                           $397        $647
                                                           ====        ====


9.   OTHER EXPENSES (INCOME)


     Included in other expenses (income) are the following:

                                                        1997      1996     1995
                                                        ----      ----     ----

         Loss (gain) on foreign exchange.............   $225     $ (39)    $ --
         Multistate group administrative expenses....    300        --       --
         Miscellaneous expenses (income).............      4        (2)      (2)
                                                        ----     -----     ----
                                                        $529     $ (41)    $ (2)
                                                        ====     =====     ====

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


10.  LONG-TERM DEBT

                                                                                        1997        1996
                                                                                        ----        ----
         Amounts due under revolving credit and term loan agreement...............    $ 63,000    $ 68,450
         13.75% Senior Subordinated Notes due August 2002 ........................      68,549      68,337
         Serial bonds issued by the South Carolina Jobs-Economic Development
            Authority with interest rates ranging from 5.8% to 7.1% payable beginning July 1993 in quarterly principal payments and
            semi-annual payments to the trustee of the bonds.  Bonds are collateralized by a letter of credit and a building addition
            in South Carolina.....................................................         875         992
                                                                                       -------     -------
         Total long-term debt.....................................................     132,424     137,779
         Less current portion.....................................................       3,117       8,637
                                                                                      --------    --------
         TOTAL LONG-TERM PORTION..................................................    $129,307    $129,142
                                                                                      ========    ========

On October 17, 1994, the Company entered into a revolving credit and term loan agreement (the "Agreement") with a group of banks which was restructured on November 20, 1997. Outstanding borrowings at December 31, 1997 and 1996 are $63,000 and $68,450, respectively. The facility is secured by substantially all of the assets of Hosiery Corporation of America. The facility is also subject to the continuing guarantees of the subsidiaries of Hosiery Corporation of America. The revolving credit and term loan portions of the facility have maximum borrowings of $20,000 and $65,000, respectively. The revolving credit facility expires on February 1, 2002. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest under the revolving credit facility is payable at the banks' prime lending rate plus 0.5%. There were no borrowings outstanding under the revolving credit facility at December 31, 1997 and 1996. The term loan is payable in quarterly installments ranging from $750 to $5,000, with a final payment due February 1, 2002. Interest under the term loan is generally payable quarterly and is charged at a premium of 0.5% over the Base Rate or 1.5% over the Eurodollar Rate as defined in the Agreement. The rate in effect at December 31, 1997 ranged from 7.38% to 7.44%. Additionally, fees are charged on the average daily amount of unused commitment and are payable quarterly. Under the terms of the Agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the Agreement.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


10.  LONG-TERM DEBT (continued)

     During 1994, the Company sold the 13.75% Senior Subordinated Notes, with a principal amount of $70,000, at a discount, which discount is being amortized using the interest method over the life of the notes at an effective interest rate of 14.38%. Interest is payable semi-annually. The Notes were sold in denominations of one thousand dollars, each of which contained one share (collectively the "Shares") of the Company's Class A Non Voting Common Stock, par value $.01 per share. The Notes and the Shares were immediately detachable. Beginning October 1, 1997, the Notes, or a portion thereof, are subject to redemption at the option of the Company at specified redemption prices ranging from 100% to 112% of the aggregate principal amounts of Notes so redeemed. Upon the occurence of a Change of Control, as defined, each holder of the Notes shall have the right to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof. Under the terms of the agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets.

     The Company was in compliance with all debt covenants noted above as of December 31, 1997.

     The Company was contingently liable for outstanding letters of credit in the amount of approximately $2,292 as of December 31, 1997.

     On January 17, 1995, the Company purchased an interest rate cap for $149 from Bankers Trust Company. This cap protects $30,000 of the Term Loan Debt from an increase in interest rates over 10%. The cap is based on the LIBOR and pays the excess interest over 10%. The term of the interest rate cap is three years.

     Maturities of long-term debt consisted of the following as of December 31, 1997:


                1998................................................... $  3,117
                1999...................................................    7,617
                2000...................................................   13,117
                2001...................................................   20,117
                2002...................................................   88,166
                Thereafter.............................................      290
                                                                        --------
                                                                        $132,424
                                                                        ========

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


11.  INCOME TAXES

     The provision for income taxes (benefit) consists of the following:

                                                         1997     1996    1995
                                                         ----     ----    ----
        Federal:
              Current................................   $2,640  $ 3,474  $2,432
              Deferred...............................    3,297   (5,215)  2,053
                                                        ------  -------  ------
                                                         5,937   (1,741)  4,485
                                                        ------  -------  ------
        States:
              Current................................      451      179     246
              Deferred...............................     (146)     172    (171)
                                                        ------  -------  ------
                                                           305      351      75
                                                        ------  -------  ------
                                                        $6,242  $(1,390) $4,560
                                                        ======  =======  ======

     The components of net deferred tax liabilities consisted of the following:

                                                                 1997      1996
                                                                 ----      ----
        Deferred tax liabilities:
             Deferred customer acquisition costs............. $ 9,810   $ 7,692
             Accounts receivable.............................   6,422     6,346
             Property and equipment..........................     (31)      327
             Other assets....................................   3,982     2,614
             Other current assets............................     227       165
             Accrued coupon redemption costs.................     289       289
             State deferred taxes............................   1,019     1,164
                                                              -------   -------
                                                               21,718    18,597
                                                              -------   -------
        Deferred tax assets:
             Accrued expenses................................    (727)     (757)
             Stock option....................................  (9,821)   (9,821)
             Other...........................................     (15)      (14)
                                                              -------   -------
                                                              (10,563)  (10,592)
                                                              -------   -------
                                                              $11,155   $ 8,005
                                                              =======   =======

     The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:

                                                           1997                      1996                       1995
                                                 -----------------------   -----------------------   -----------------------
        Tax provision (benefit) at
          statutory rate .......................   $6,064      34.0%         $(1,937)     (34.0)%       $4,099      34.0%
        State taxes, net of federal benefit.....      202       1.1              232        4.1            160       1.3
        Other...................................      (24)     (0.1)             315        5.5            301       2.5
                                                   ------      ----          -------      -----         ------      ----
        Provision (benefit) for income taxes....   $6,242      35.0%         $(1,390)     (24.4)%       $4,560      37.8%
                                                   ======      ====          =======      =====         ======      ====


12.  REDEEMABLE EQUITY SECURITIES

     In connection with the Recapitalization, the Company issued 2,826 shares of voting common stock, $.01 par value, to management stockholders for cash. The Company is obligated to redeem these shares from the management stockholders upon the death, disability or termination of employment of the holder. The redeemable common stock was recorded at fair value on the date of issuance, less

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)

12.  REDEEMABLE EQUITY SECURITIES (continued)

     issuance costs, totaling $45. During 1995, the Company, the Company issued an additional 4,048 shares of voting common stock, $.01 par value, for cash under the same basic terms. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $63. In connection with the issuance of redeemable common shares in 1995, certain agreements were amended and executed in order that 14,643 shares of preferred stock issued for cash in 1995 and 10,218 shares of preferred stock issued for cash in October 1994 would be redeemable under the same basic terms of the redeemable common stock. Each preferred share has a $.01 par value, a stated value at liquidation of $10 and cumulative dividends of 25% of additional shares of PIK preferred stock or fractions thereof. The redeemable preferred stock was recorded at fair value on the date of issuance or amendment providing for their redemption, less issuance costs, totaling $224. The excess of the preference value over the carrying value is being accreted by periodic charges to Additional Paid-In Capital over the life of the issue. The redemption provisions expire the earlier of the fifth anniversary of the October 17, 1994 Recapitalization or the closing of an initial public offering for the Company's common stock.

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

13.  TREASURY STOCK TRANSACTION

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

14.  LEASE COMMITMENTS

     The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 1997:

       Year ending                                           Capital  Operating
       December 31,                                           Leases    Leases
       ------------                                          -------  ---------
       1998............................................       $1,778    $1,889
       1999............................................        1,574     1,452
       2000............................................        1,169     1,034
       2001............................................        1,055       978
       2002............................................          786       973
       Thereafter......................................          370     4,301
                                                              ------   -------
                                                               6,732   $10,627
       Amount representing imputed interest............          591   =======
                                                              ------
       Present value of net minimum lease payments.....        6,141
       Less current portion............................        1,550
                                                              ------
                                                              $4,591
                                                              ======

     Rental expense under all operating  leases for the years ended December 31,
     1997,  1996  and  1995,  was  approximately   $1,887,  $1,593  and  $1,281,
     respectively.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


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

     In 1984, as a result of a lawsuit brought by the Federal Trade Commission ("FTC"), the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction, which sets forth specific rules with which the Company must comply in conducting its mail order business and permanently enjoins the Company, its successors and assigns, its officers, agents, representatives and employees, and anyone acting in concert with the Company from violating various FTC and Postal Service laws and regulations. The FTC had previously made inquiries about some aspects of the Company's promotional materials prompting the Company to adopt revised promotional materials which, the Company believes but cannot assure, will meet the concerns expressed by the FTC.

     The Company had received inquiries from the FTC and sixteen state regulatory groups (the "States") concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

     The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. However, such refunds are not expected to be material to the Company's financial condition or results of operations.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


15.  COMMITMENTS AND CONTINGENCIES (continued)

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


16.  PROFIT SHARING PLAN

     The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $514, $480 and $442 in 1997, 1996 and 1995, respectively.

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

     Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 1997 the Company had a carrying amount of long-term debt of $132,424 and an estimated fair value of $139,475.

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

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


18.  STOCK OPTION PLAN (continued)

     A summary of the status of the Company's stock option plan as of December 31, 1997 and changes during the year ending on that date is presented below:

                                        Options with       Options with Exercise
                                        Exercise Price     Price Less Than the
                                        Equal to Market    Market Price of Stock
                                        Price of Stock     at Date of Grant
                                        on Grant Date
                                        -----------------  ---------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                        Shares      Price     Shares       Price
                                        ------   --------     ------    --------

     Outstanding at January 1, 1996        -0-                   -0-
     Granted                            15,911    $145.00    199,458      $30.00
     Exercised                              --                    --
     Cancelled                              --         --         --          --
                                        ------    -------    -------      ------

     Outstanding at December 31, 1996   15,911    $145.00    199,458      $30.00
                                                  =======                 ======
     Granted                                --                    --
     Exercised                              --                    --
     Cancelled                              --         --         --          --
                                        ------     ------    -------      ------

     Outstanding at December 31, 1997   15,911     $96.09    199,458      $30.00
                                        ======     ======    =======      ======

     Options exercisable at
      December 31, 1996 and 1997           -0-                   -0-
                                        ======               =======
     Weighted average fair value of
      options granted during 1996      $145.00               $145.00
                                       =======               =======


     At December 31, 1997, there were no options available for future grants under the Option Plan.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


18.  STOCK OPTION PLAN (continued)

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding
                           --------------------------------------
                                           Weighted
                                           Average       Weighted
                              Number       Remaining     Average
               Exercise    Outstanding     Contractual   Exercise
                Prices     at 12/31/97     Life          Price
               --------    -----------    -----------    --------

                $ 30.00      199,458      8.5 years      $ 30.00
                  96.09       15,911      8.5 years        96.09
                             -------
                             215,369
                             =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plan. Accordingly, the difference between the fair market value of the Common Stock, which for financial reporting purposes was based on the estimated fair value at the date of grant, and the exercise price of such options, has been recorded as compensation expense totaling $22,938 in the Company's financial statements for the year ending December 31, 1996. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ending December 31, 1996, would have been increased to the pro forma amounts indicated below:

     Net loss:

                  As reported             ($4,306)
                                          =======

                  Pro forma               ($5,321)
                                          =======

     The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield, (ii) no expected volatility as the Company's stock is not publicly traded, (iii) risk-free interest rate of 6.46%, and (iv) expected life of 5.5 years.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


19.  RELATED PARTIES TRANSACTIONS

     In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 1997 and 1996 totaled $250 in each year.

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

     Kelso provides financial advisory services to the Company for an annual fee. Payment for these services and reimbursement of expenses totalled $270 in 1997, $268 in 1996 and $308 in 1995.

20.  PREFERRED STOCK

     The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. Cumulative dividends on preferred shares that have not been declared since the Recapitalization total approximately 4.2 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.4 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation preference thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authroization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.

            HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (Dollars in thousands, except per share data)


21.  QUARTERLY INFORMATION (UNAUDITED)

     Summarized quarterly financial data for 1997 and 1996 are set forth below:


                             March     June    September   December    Total
                             -----     ----    ---------   --------    -----
1997

Net Revenues..............  $45,274   $49,589   $39,414    $44,405   $178,682
Gross Profit..............   22,234    25,532    22,285     26,512     96,563
Operating Income..........    5,276     9,509     8,866     12,203     35,854
Net Income................      464     3,025     2,686      5,418     11,593

1996

Net Revenues..............  $40,099   $42,623   $38,611    $41,430   $162,763
Gross Profit..............   19,187    22,783    21,996     23,613     87,579
Operating Income (Loss)...    6,135   (12,779)   10,208      8,879     12,443
Net Income (Loss).........      933   (10,545)    3,486      1,820     (4,306)

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                    Age     Position
----                    ---     --------
John F. Biagini         54      Chairman, Chief Executive Officer and President
Darrell Edwards         39      Vice President and Director of Marketing
Robert M. Henry         50      Senior Vice President, Systems and Operations
Arthur Hughes           56      Vice President and Chief Financial Officer
William J. Kelly        48      Senior Vice President, International Operations
Hans Lengers            52      President, U.S. Textile Corporation and Director
Frank K. Bynum, Jr.     35      Director
Michael B. Goldberg     51      Director
Joseph A. Murphy        54      Director


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

      Mr. Bynum has been a Director of the Company since the consummation of the Recapitalization. Mr. Bynum has been a Vice President of Kelso since July 1991, and was an Associate of Kelso from October 1987 to July 1991. He is a director of Cygnus Publishing, Inc., Hillside Broadcasting of North Carolina, IXL Holdings, Inc., 21st Century Newspapers, Inc. and Universal Outdoor Holdings, Inc.

      Mr. Goldberg has been a Director of the Company since consummation of the Recapitalization. Mr. Goldberg has been a Managing Director of Kelso since October 1991. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc. and Netspeak Corporation.

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

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth the total compensation earned by the Chief Executive Officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1997, as well as the total compensation earned by such individuals for the two previous fiscal years.

SUMMARY COMPENSATION TABLE
--------------------------
                                                        Long-Term
                              Annual Compensation      Compensation
                              -------------------      ------------

                                                        Securities       All
                                                        Underlying      Other
Name                        Year    Salary   Bonus(b)   Options(c)  Compensation
----                        ----    ------   --------   ----------  ------------
John F. Biagini             1997   $372,745  $500,000         --     $ 7,119(a)
  Chairman of the Board,    1996    352,794   400,000     94,676       7,164(a)
  Chief Executive Officer   1995    340,622   250,000         --       7,182(a)
  and President

Hans Lengers                1997    423,754        --         --       2,230(a)
  President, U.S. Textile   1996    419,439        --     47,339       1,789(a)
  Corporation               1995    402,663        --         --       1,800(a)

Robert M. Henry             1997    261,146    53,700         --          --
  Senior Vice President,    1996    253,869    16,500     17,344          --
  Systems and Operations    1995     74,687        --         --          --

William J. Kelly            1997    232,551    40,000         --       7,119(a)
  Senior Vice President,    1996    222,842    30,000     17,344       7,164(a)
  International Operations  1995    210,652    24,250         --       7,182(a)

Arthur Hughes               1997    220,615    50,000         --       7,119(a)
  Vice President and        1996    159,587    50,000     21,322       7,164(a)
  Chief Financial Officer   1995    133,786    34,200         --       4,833(a)

----------------
(a) Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b) Represents amounts awarded as cash/stock bonuses.
(c) Represents options granted to certain officers under the Company's
    Stock Option Plan.

Long-Term Compensation

Management Stock Purchase and Restricted Stock Award Agreements

      Prior to the closing of the Recapitalization, Mr. Biagini and Mr. Lengers entered into Management Stock Purchase and Restricted Stock Award Agreements with the Company (the "Management Stock Agreements"), pursuant to which Mr. Biagini was granted 18,841 restricted shares of Common Stock and 68,120 restricted shares of PIK Preferred Stock, and Mr. Lengers was granted 9,421 restricted shares of Common Stock and 34,060 restricted shares of PIK Preferred Stock in addition to the shares of Common Stock and PIK Preferred Stock purchased by Messrs. Biagini and Lengers. The value of the restricted shares of Common Stock and PIK Preferred Stock granted to Mr. Biagini and Mr. Lengers is $1,000,000 and $500,000, respectively. The Common Stock was sold at $16.92 per share and the PIK Preferred Stock at $10.00 per share to the original investor group. Compensation with respect to the grant of shares will be recognized ratably over the six-year period for which services must be performed in order for Messrs. Biagini and Lengers to receive the shares without restriction. No dividends will be paid on any restricted stock. Additionally, in 1995 the management group was offered limited opportunities to purchase stock at the same price as Messers. Biagini and Lengers which resulted in net proceeds to the Company of $190,000.

                        FISCAL YEAR-END OPTION VALUES

                         Number of Securities
                        Underlying Unexercised         Value of Unexercised
                              Options at               In-the-Money Options
                         December 31, 1997 (#)       at December 31, 1997 ($)
                        ----------------------       ------------------------

Name                    Exercisable/Unexercisable    Exercisable/Unexercisable
----                    -------------------------    -------------------------
John F. Biagini                 0/94,676                  0/5,731,391
Hans Lengers                    0/47,339                  0/2,865,728
Arthur Hughes                   0/21,322                  0/1,146,265
William J. Kelly                0/17,344                  0/1,146,265
Robert Henry                    0/17,344                  0/1,146,265

      There is no public market for the common stock of the Company. The value utilized for the In-the-Money Options as of December 31, 1997 was based on a valuation completed by an independent appraiser and reviewed by management for reasonableness.

No options were granted or exercised during 1997.

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

      The aforementioned employment agreements require a successor to the employer thereunder to assume the respective obligations of such employer under the applicable agreement.

Compensation Committee Interlocks and Insider Participations in Compensation Decisions

      Mr. Biagini was the Chairman, President and Chief Executive Officer of the Company during the last fiscal year. Messrs. Goldberg and Bynum are both general partners of the general partner of KIAV, general partners of KEPV and are Managing Directors of Kelso.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth information as of March 15, 1998 with respect to the beneficial ownership of shares of Common Stock of all stockholders of the Company who are known by the Company to beneficially own more than 5% of any such class, by each director, by each executive officer of the Company named in the summary compensation table and by all directors and executive officers of the Company as a group, as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. The Common Stock set forth in the following table includes voting Common Stock and non-voting Class A Common Stock. Except as indicated in the footnotes below, all shares of Common Stock are voting Common Stock. Prior to the consummation of the Recapitalization, all of the issued and outstanding shares of Common Stock and Old Preferred Stock were owned by the Stockholder.

                                                    Number of     Percentage of
                                                    Shares of     Shares of
Name and Address of                                 Common        Common Stock
Beneficial Owner                                    Stock         Outstanding
-------------------                                 ---------     -------------

Kelso Investment Associates V, L.P. (a)(b)........   995,932         70.71%
Kelso Equity Partners V, L.P. (a)(b)..............   995,932         70.71%
Joseph S. Schuchert(b)............................       (d)            (d)
Frank T. Nickell(b)(c)............................       (d)            (d)
Thomas R. Wall, IV(b)(c)..........................       (d)            (d)
George E. Matelich(b).............................       (d)            (d)
Michael B. Goldberg(b)(c)(e)......................       (d)            (d)
David I. Wahrhaftig (b)(c)........................       (d)            (d)
Frank K. Bynum, Jr.(b)(c)(e)......................       (d)            (d)
Joseph A. Murphy(f)...............................   292,600         20.77%
John F. Biagini(f)(g)(h)..........................    23,681          1.68%
Hans Lengers(f)(g)(h).............................    11,841           .84%
William J. Kelly(f)(g)............................       188           .01%
Robert Henry(f)(g)................................       942           .07%
Arthur C. Hughes(f)(g)............................       471           .03%
All directors and executive officers of the
Company as a group(f)(g)..........................   332,170         23.58%
---------------
(a) As part of the 1994 Recapitalization, KIAV and KEPV acquired respectively 960,634 and 40,026 shares of Common Stock, representing 68.6% and 0.9%, respectively, of the shares of Common Stock outstanding. Subsequent to the 1994 Recapitalization, KEPV transferred 4,728 shares of Common Stock to certain family trusts of Messrs. Wall and Goldberg for which Mr. Nickell serves as trustee. The Kelso Affiliates, due to their common control, could be deemed to beneficially own each of the other's shares, but disclaim such beneficial ownership.
(b) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(c) Excludes 4,728 shares of Common Stock owned by certain family trusts of Messrs. Wall and Goldberg, which may be deemed to be beneficially owned by each of Messrs. Wall and Goldberg, but each disclaims such beneficial ownership. Mr. Nickell serves as trustee for these family trusts of Messrs. Wall and Goldberg, and as such these shares may be deemed to be beneficially owned by Mr. Nickell, but Mr. Nickell disclaims such beneficial ownership.
(d) Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum may be deemed to share beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich , Goldberg, Wahrhaftig and Bynum share investment and voting power with respect to securities owned by the KIAV and KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum disclaim beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV.
(e) Mr.  Goldberg and Mr. Bynum are  directors of the Company.
(f) The business address of such person(s) is Hosiery Corporation of America, Inc., 3369 Progress Drive, Bensalem, Pennsylvania 19020.
(g) Each of such persons may hold options granted under the option plan.
    Shares of Common Stock subject to such options are not reflected in the table.
(h) In addition, prior to the closing of the Recapitalization, Messrs. Biagini and Lengers acquired in the aggregate approximately 3.0% of the shares of PIK Preferred Stock issued in the Recapitalization. The amounts of Common Stock beneficially owned by Messrs. Biagini and Lengers as reflected in the above table and PIK Preferred Stock acquired by Messrs. Biagini and Lengers as described in the preceding sentence include grants made by the Company prior to the consummation of the Recapitalization to Messrs. Biagini and Lengers of an aggregate of 28,262 shares of Common Stock and approximately 2.7% of the shares of PIK Preferred Stock, in each case subject to certain restrictions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships

      Kelso affiliates beneficially own 70.7% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities and expenses which may arise in connection with the transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services
rendered   during   1997  and  1996  were   approximately   $8,000  and  $5,000,
respectively.

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

             EXHIBITS                    INCORPORATION BY REFERENCE
             --------                    --------------------------

        3.1  Restated Certificate of     Exhibit 3.1 to Registration
             Incorporation of the        Statement No. 33-87392 on Form S-1
             Company                     dated May 15, 1995

        3.2  Certificate of              Exhibit  3.2  to   Registration
             Designation, Powers,        Statement No. 33-87392 on
             Preferences and Rights of   Form S-1 Dated May 15, 1995
             Pay-in-Kind
             Preferred Stock

        3.3  Amendment to the Restated   Exhibit  3.3  to Registration
             Certificate of              Statement No. 33-87392 on
             Incorporation of            Form S-1 dated May 15, 1995
             the Company

        3.4  Amendment to the Restated   Exhibit  3.1 to Report 10-Q for
             Certificate of              the quarter ended
             Incorporation of            September 30, 1995
             the Company

        3.5  By Laws of the Company      Exhibit  3.4  to   Registration
                                         Statement No. 33-87392 on Form S-1
                                         dated May 15, 1995

        4.1  Indenture dated as of       Exhibit  4.1  to   Registration
             October 17, 1994 between    Statement No. 33-87392
             the  Company and United     on Form S-1 dated May 15, 1995
             States Trust Company of
             New York, as Trustee

        4.2  Credit Agreement dated      Exhibit 4.1 to Registration Statement
             as of October 17, 1994,     No. 33-87392 on Form S-1 dated
             among the Company;          May 15, 1995
             National Westminster Bank
             PLC, as Co-Agent; Nations
             Bank of North Carolina,
             N.A., as Co-Agent;
             Bankers Trust Company, as
             Agent; and the financial
             institutions listed on
             the signature pages
             thereto

        *4.3 Amended and Restated Credit
             Agreement   dated   as   of
             November 20, 1997 among the
             Company;  various lending
             institutions and Bankers
             Trust Company, as Agent

             EXHIBITS                    INCORPORATION BY REFERENCE
             --------                    --------------------------

      10.1   Executive Employment        Exhibit  10.2  to  Registration
             Agreement between           Statement No. 33-87392 on Form
             Hosiery Corporation of      S-1 dated May 15, 1995
             America, Inc. and Arthur
             C. Hughes, dated as of
             August 3, 1992

      10.2   Employment Agreement        Exhibit  10.3  to   Registration
             between U.S. Textile        Statement No. 33-87392 on Form
             Corporation and Hans        S-1 dated May 15, 1995
             Lengers, dated as of
             August 29, 1980, and an
             Amendment thereto among
             U.S. Textile Corporation.,
             the Company and Hans
             Lengers, dated as of
             September 12, 1994

      10.3   Executive Employment        Exhibit 10.4 to Registration
             Agreement between the       Statement No. 33-87392 on Form
             Company and Robert J.       S-1 dated May 15, 1995
             Mooney, dated as of
             September 16, 1993

      10.4   Executive Employment        Exhibit 10.4 to Form 10-K dated
             Agreement between the       March 26, 1996
             Company and Robert M.
             Henry, dated as of
             August 7, 1995

      10.5   Management Stock            Exhibit 10.5 to Form 10-K dated
             Subscription                March 26, 1996
             Agreement dated
             August 14, 1995

      10.6   Stock Option Plan           Exhibit 10.3 to Form 10-Q dated
                                         August 12, 1996

      10.7   Executive Employment        Exhibit 10.1 to Form 10-Q dated
             Agreement between the       November 12, 1996
             Company and Suzanne M.
             Roper, dated as of July
             30, 1996

      *21.1  Subsidiaries of the
             Registrant

      *27.0  Financial Data Schedule



      *  Filed herewith.


B.    Reports on Form 8-K filed during the quarter ended December 31, 1997:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1998.

                                    HOSIERY CORPORATION OF AMERICA, INC.

                                          /s/ ARTHUR C. HUGHES
                                    BY:  ___________________________
                                          Arthur C. Hughes
                                          Vice President and Chief
                                           Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 1998.

Signatures                          Title
----------                          -----

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



/s/ FRANK K. BYNUM, JR.
______________________________      Director
Frank K. Bynum, Jr.


/s/ MICHAEL B. GOLDBERG
______________________________      Director
Michael B. Goldberg



______________________________      Director
Joseph A. Murphy



By:  __________________________
        (Name)
         Attorney-in-Fact for each of the
         persons indicated

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the consolidated financial statements of Hosiery Corporation of America, Inc., and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 6, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 6, 1998

SCHEDULE I

                      HOSIERY CORPORATION OF AMERICA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                                      Balance at    Charged to    Amounts   Balance at
                                                                     Beginning of   Costs and     Written     End of
                                                                        Period      Expenses        Off       Period
                                                                     ------------   ----------    -------   ----------

YEAR ENDED DECEMBER 31, 1997
     Allowance for Uncollectible Accounts ........................   $     1,540   $    10,791   $ 10,883    $1,448
                                                                     ===========   ===========   ========    ======


YEAR ENDED DECEMBER 31, 1996
     Allowance for Uncollectible Accounts.........................   $     1,263   $    10,057   $  9,780    $1,540
                                                                     ===========   ===========   ========    ======


YEAR ENDED DECEMBER 31, 1995
     Allowance for Uncollectible Accounts.........................   $       923   $     7,788   $  7,448    $1,263
                                                                     ===========   ===========   ========    ======

                                EXHIBIT INDEX


             EXHIBITS
             --------


         4.3 Amended and Restated Credit
             Agreement dated as of November 20,
             1997 among the Company; various
             lending institutions and Bankers
             Trust Company, as Agent


        21.1 Subsidiaries of the Registrant


        27.0 Financial Data Schedule