Form 10-Q
period 1998-03-28
HOSIERY CORP OF AMERICA INC
filed 1998-05-06
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 28, 1998

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  36-0782950
----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                         19020
----------------------------------------                    ------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                             No
                  ---------------                              ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at May 7, 1998
----------------------------                    ------------------------------
Voting                                                     1,332,830
Class A, non-voting                                           75,652

INDEX                                                                      PAGE
-----                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           March 28, 1998 and December 31, 1997                               3

           Condensed Consolidated Statements of Operations
           Three month periods ended March 28, 1998 and March 29, 1997        4

           Condensed Consolidated Statements of Cash Flows
           Three month periods ended March 28, 1998 and March 29, 1997        5

           Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-11


PART II - OTHER INFORMATION                                               12-13
---------------------------

SIGNATURES                                                                   14

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                                     HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                             MARCH 28, 1998 AND DECEMBER 31, 1997
                                         (Dollars in thousands, except per share data)
                                                                                                           March 28,    December 31,
                                                                                                             1998           1997
ASSETS                                                                                                     ---------    ------------
CURRENT ASSETS:                                                                                           (Unaudited)
     Cash and cash equivalents .........................................................................   $      --      $   4,327
     Accounts receivable, less an allowance for doubtful accounts of
      $1,819 and $1,448 in 1998 and 1997, respectively .................................................      24,772         24,180
     Inventories .......................................................................................      15,647         15,158
     Prepaid and other current assets ..................................................................       2,184          2,398
                                                                                                           ---------      ---------
         Total current assets ..........................................................................      42,603         46,063
PROPERTY AND EQUIPMENT, net ............................................................................      16,836         17,261
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................................      35,690         30,795
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $5,670 and $5,316 in 1998 and 1997, respectively ..................................................       5,730          6,084
OTHER ASSETS ...........................................................................................         421            397
                                                                                                           ---------      ---------
TOTAL ..................................................................................................   $ 101,280      $ 100,600
                                                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of long-term debt .................................................................   $   2,367      $   3,117
     Current portion of capital lease obligations ......................................................       1,508          1,550
     Bank overdrafts ...................................................................................       1,758             --
     Accounts payable ..................................................................................       9,572          7,120
     Accrued expenses and other current liabilities ....................................................       4,786          5,366
     Accrued interest ..................................................................................       2,186          4,608
     Accrued coupon redemption costs ...................................................................       4,602          4,568
     Deferred income taxes .............................................................................       7,402          7,279
                                                                                                           ---------      ---------
          Total current liabilities ....................................................................      34,181         33,608
LONG-TERM DEBT, Less current portion ...................................................................     128,836        129,307
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................................       4,227          4,591
ACCRUED COUPON REDEMPTION COSTS ........................................................................         411            429
DEFERRED INCOME TAXES ..................................................................................       4,076          3,876
                                                                                                           ---------      ---------
          Total liabilities ............................................................................     171,731        171,811
                                                                                                           ---------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES ...........................................................................         901            872
                                                                                                           ---------      ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $83,221 and $79,838 in 1998 and 1997, respectively), 3,739,782 shares
       issued and outstanding ..........................................................................      37,398         37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized,
       1,321,522 shares issued and outstanding .........................................................          13             13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .................................           1              1
     Additional paid-in capital ........................................................................      16,536         16,565
     Compensatory stock options outstanding ............................................................      22,938         22,938
     Accumulated deficit ...............................................................................    (147,604)      (148,301)
     Restricted stock ..................................................................................        (634)          (697)
                                                                                                           ---------      ---------
       Stockholders' deficiency ........................................................................     (71,352)       (72,083)
                                                                                                           ---------      ---------
TOTAL ..................................................................................................   $ 101,280      $ 100,600
                                                                                                           =========      =========

                              See notes to condensed consolidated financial statements.

                                                           3

                   HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTH PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997
                                  (Dollars in thousands)
                                        (Unaudited)




                                                                              1998        1997
                                                                            --------    --------
 NET REVENUES ............................................................  $ 43,678    $ 45,274
                                                                            --------    --------
 COSTS AND EXPENSES:
     Cost of sales ......................................................     21,736      23,040
     Administrative and general expenses ................................      3,457       3,451
     Provision for doubtful accounts ....................................      3,128       3,569
     Marketing costs ....................................................      8,360       8,221
     Coupon redemption costs ............................................      1,065         952
     Depreciation and amortization ......................................        774         674
     Other (income) expenses ............................................         (4)         91
                                                                            --------    --------
 OPERATING INCOME .......................................................      5,162       5,276
     Interest income ....................................................         37          19
     Interest expense ...................................................      4,074       4,540
                                                                            --------    --------
 INCOME BEFORE PROVISION FOR INCOME TAXES ...............................      1,125         755
 PROVISION FOR INCOME TAXES .............................................        428         291
                                                                            --------    --------
 NET INCOME .............................................................   $    697    $    464
                                                                            ========    ========

                See notes to condensed consolidated financial statements.


                        HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTH PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997
                                       (Dollars in thousands)
                                             (Unaudited)


                                                                                                                  1998       1997
                                                                                                                --------   --------
OPERATING ACTIVITIES:
   Net income ...............................................................................................   $    697   $    464
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization .........................................................................        774        674
      Amortization of debt issue costs and discounts ........................................................        412        468
      Deferred income taxes .................................................................................        323        152
      Other .................................................................................................         59        201
      Amortization of deferred customer acquisition costs ...................................................      7,262      5,270
      (Increase) decrease in operating assets:
            Accounts receivable .............................................................................       (592)    (3,191)
            Inventories .....................................................................................       (489)    (2,346)
            Payments for deferred customer acquisition costs ................................................    (12,157)   (10,908)
            Prepaid and other current assets ................................................................        214       (470)
            Other assets ....................................................................................        (97)       (13)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ........................................      1,208      3,070
            Accrued coupon redemption costs .................................................................         16       (101)
                                                                                                                --------   --------
                  Net cash used in operating activities .....................................................     (2,370)    (6,730)
                                                                                                                --------   --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ...................................................................       (280)       (76)
   Proceeds from sale of property and equipment .............................................................          8         --
                                                                                                                --------   --------
                  Net cash used in investing activities .....................................................       (272)       (76)
                                                                                                                --------   --------
FINANCING ACTIVITIES:
   Net borrowings on note payable to bank ...................................................................         --      5,325
   Payments on bank and other financing .....................................................................     (1,279)       (29)
   Payments on capital leases ...............................................................................       (406)      (450)
                                                                                                                --------   --------
                  Net cash (used in) provided by financing activities .......................................     (1,685)     4,846
                                                                                                                --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................................................     (4,327)    (1,960)
   Cash and cash equivalents at beginning of year ...........................................................      4,327      1,960
                                                                                                                --------   --------
   Cash and cash equivalents at end of period ...............................................................   $     --   $     --
                                                                                                                ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ..............................................................................................   $  6,058   $  6,135
                                                                                                                ========   ========
      Income taxes ..........................................................................................   $    105   $     --
                                                                                                                ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of $0 and $799 were entered into for new equipment during the three month periods ended 1998 and 1997 respectively.

                    See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1997, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 28, 1998 and the results of operations and cash flows for the three month periods ended March 28, 1998 and March 29, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 1998.


NOTE 2.  Inventories

                                          March 28,       December 31,
                                            1998              1997
                                          ---------       ------------

Raw materials............................     $890              $546
Work-in-process..........................    2,893             2,748
Finished goods...........................    9,123             9,820
Promotional and packing material.........    2,741             2,044
                                           -------           -------
                                           $15,647           $15,158
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

The Company had received inquiries from the Federal Trade Commission ("FTC"), sixteen state regulatory groups (the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates beyond the actual first quarter results. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC, the states not part of the multistate group and the trade association; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators or trade associations could require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


NOTE 4.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $20,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 0.5% or 1.5% over the Eurodollar rate. The rate in effect at March 28, 1998 ranged from 7.13% to 7.38%.

At March 28, 1998, there were no borrowings outstanding against the credit line. There were outstanding letters of credit of approximately $1,968, resulting in $18,032 available to borrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Month Period Ended March 28, 1998
--------------------------------------------------------------------------------

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:


                                                   Three Month Periods Ended
                                                   --------------------------
                                                   March 28,        March 29,
                                                     1998             1997
                                                   ---------        ---------


Net revenues                                        100.0%            100.0%


         Cost of sales                               49.8              50.9


         Administrative and general expenses          7.9               7.6


         Provision for doubtful accounts              7.2               7.9


         Marketing costs                             19.1              18.1


         Coupon redemption costs                      2.4               2.1


         Depreciation and amortization                1.8               1.5
                                                    -----             -----


                  Subtotal                           88.2              88.1
                                                    -----             -----


Income before interest-net, other (income)
   expenses and provision for income taxes           11.8%             11.9%
                                                    =====             =====

Three Month Period Ended March 28, 1998 Compared to Three Month Period Ended March 29, 1997
--------------------------------------------------------------------------------

Net revenues declined from $45.3 million in 1997 to $43.7 million in 1998, a decrease of 3.5%. The decrease was caused by lower response rates in the United States. Additionally, the first quarter of 1997 realized a benefit from a later than normal mailing in 1996. These decreases were offset by higher revenue in Europe, $4.9 million in 1998 as compared to $4.1 million in 1997.

Cost of sales decreased from $23.0 million in 1997 to $21.7 million in 1998, a decrease of $1.3 million or 5.7%. The favorable variance in cost of sales is the result of less shipments of the least profitable customers in the United States and substantially better margins in the United Kingdom and Germany since these countries now have an existing customer base from continuing hose shipments. As a percentage of net revenues, cost of sales was 49.8% in the first quarter of 1998 versus 50.9% in the first quarter of 1997.

Provision for doubtful accounts decreased from $3.6 million in 1997 to $3.1 million in 1998, a decrease of 12.4%. This decrease is the result of less Turn 1, 2 and 3 shipments to customers which have the highest incidence of bad debts. As a percentage of net revenue, provision for doubtful accounts was 7.2% in the first quarter of 1998 versus 7.9% for the same period in 1997.

Marketing costs increased slightly from $8.2 million in 1997 to $8.4 million in 1998. The increase was the result of quicker amortization of the prior year's cost in all countries offset by lower spending in Europe. As a percentage of net revenue, marketing costs were 19.1% in 1998 versus 18.1% in 1997.

Interest expense has decreased from $4.5 million in 1997 to $4.1 million in 1998 related to lower interest rates under the revised credit agreement and less borrowings outstanding.

Income before taxes has increased from $0.8 million in 1997 to $1.1 million in 1998. As a percentage of net revenues, pretax income increased from 1.7% in 1997 to 2.6% in 1998. The increase in pretax profits is primarily caused by lower cost of sales, interest expense and provision for doubtful accounts offset by lower revenue and higher marketing, coupon redemption and depreciation expenses.

Net income increased from $0.5 million in 1997 to $0.7 million in 1998. As a percentage of net revenues, net income was 1.6% in 1998 compared to 1.0% in 1997. The increase in pretax income of $0.4 million offset by an increased provision for taxes of $0.1 million account for the increase.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The decrease in working capital of $4.0 million is caused by two mailings in the first quarter which increased accounts payable and bank overdrafts and the payment of interest and principal which reduces cash.

Capital expenditures were $0.3 million and $0.9 million for the three month periods ended March 28, 1998 and March 29, 1997, respectively. A portion of the expenditures in 1997 were financed through the assumption of capital leases.

Net cash used in operating activities was $2.4 million for the first quarter of 1998 as compared to $6.7 million in the first quarter of 1997. This change is primarily due to lower increases in receivables and inventory, increase in amortization of marketing costs, offset by increases in the payments of marketing costs and lower increase in accounts payable.

Net cash used in investing activities to acquire property and equipment was $0.3 million and $0.1 million for the three month periods ended March 28, 1998 and March 29, 1997, respectively.

Net cash (used in) provided by financing activities was $(1.7) million and $4.8 million for the three month periods ended March 28, 1998 and March 29, 1997, respectively. In 1998, the Company had no net borrowings on its Revolving Credit Facility, while in 1997 it had net borrowings of $5.3 million. In 1998, the Company made payments on bank and other financing totaling $1.3 million.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At March 28, 1998, the outstanding amount of the Company's indebtedness (other than trade payables) is $136.9 million, including $64.1 million of senior secured debt and $68.6 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $3.0 million in 1998, $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.5 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $18.0 million of which was available at March 28, 1998.

Legal Proceedings

As discussed further in Part II, Item 1--Legal Proceedings, the Company had received inquiries from the Federal Trade Commission ("FTC"), sixteen state regulatory groups (the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates beyond the actual first quarter results. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC and the states not part of the multistate group and the trade association; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators or trade associations could require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


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

The Company had received inquiries from the FTC, sixteen state regulatory groups (the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials. Eleven of the States, acting as a multi-state group, sought to impose certain disclosure requirements on the Company's promotional materials.

The Company has reached an agreement with the multistate group in which the Company agreed to certain modifications and clarifications of its promotional materials. The agreement became effective as of September 1, 1997. The Company's promotional materials for all of 1997 already include the majority of the modifications and, consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates beyond the actual first quarter results. However, there may be some additional minor modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300,000 in administrative expenses and fees during 1997. The agreement also requires that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

The Company is hopeful that these modifications and clarifications will also satisfy the inquiries from the FTC and the states not part of the multistate group and the trade association; however, no assurances can be given in this regard. The modifications the Company has already made to its solicitation materials has had a material adverse effect on its domestic response rates. However, response rates are only one of several factors that affect the Company's results of operations. State regulators and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials and state regulators or trade associations could require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                            ------------------------------------
                                                                    (Registrant)




              Date:  May 7, 1998                          /s/  ARTHUR C. HUGHES
              ------------------               --------------------------------
                                                               Arthur C. Hughes
                                                               Vice President &
                                                        Chief Financial Officer