Form 10-Q
period 1998-06-27
HOSIERY CORP OF AMERICA INC
filed 1998-08-10
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 27, 1998


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

         Yes             X                                    No       _______
                  ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at August 10, 1998
----------------------------                     ------------------------------
Voting                                                      1,332,516
Class A, non-voting                                            75,652

INDEX                                                                     PAGE
-----                                                                     ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            June 27, 1998 and December 31, 1997                             3

            Condensed Consolidated Statements of Operations
            Three and six month periods ended June 27, 1998
            and June 28, 1997                                               4

            Condensed Consolidated Statements of Cash Flows
            Six month periods ended June 27, 1998 and June 28, 1997         5

            Notes to Condensed Consolidated Financial Statements          6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9-13


PART II - OTHER INFORMATION                                             14-15
---------------------------

SIGNATURES                                                                 16

                              PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                                     HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                              JUNE 27, 1998 AND DECEMBER 31, 1997
                                         (Dollars in thousands, except per share data)
                                                                                             June 27,    December 31,
                                                                                               1998          1997
                                                                                           -----------   ------------
ASSETS                                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .........................................................   $      --     $   4,327
     Accounts receivable, less an allowance for doubtful accounts of
      $2,093 and $1,448 in 1998 and 1997, respectively .................................      27,107        24,180
     Inventories .......................................................................      14,600        15,158
     Prepaid and other current assets ..................................................       1,867         2,398
                                                                                           ---------     ---------
         Total current assets .........................................................       43,574        46,063
PROPERTY AND EQUIPMENT, net ............................................................      17,134        17,261
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................      37,786        30,795
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $6,048 and $5,316 in 1998 and 1997, respectively ..................................       5,516         6,084
GOODWILL ...............................................................................       3,717            --
OTHER ASSETS ...........................................................................         710           397
                                                                                           ---------     ---------
TOTAL ..................................................................................   $ 108,437     $ 100,600
                                                                                           =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Note payable to bank ..............................................................   $   3,050     $      --
     Current portion of long-term debt .................................................       4,242         3,117
     Current portion of capital lease obligations ......................................       1,594         1,550
     Bank overdrafts ...................................................................       1,592            --
     Accounts payable ..................................................................       6,463         7,120
     Accrued expenses and other current liabilities ....................................       5,113         5,366
     Accrued interest ..................................................................       4,659         4,608
     Accrued coupon redemption costs ...................................................       5,013         4,568
     Deferred income taxes .............................................................       7,901         7,279
                                                                                           ---------     ---------
          Total current liabilities ....................................................      39,627        33,608
LONG-TERM DEBT, Less current portion ...................................................     126,991       129,307
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................       4,515         4,591
ACCRUED COUPON REDEMPTION COSTS ........................................................         411           429
DEFERRED INCOME TAXES ..................................................................       4,892         3,876
                                                                                           ---------     ---------
          Total liabilities ............................................................     176,436       171,811
                                                                                           ---------     ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES ...........................................................         905           872
                                                                                           ---------     ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $88,221 and $79,838 in 1998 and 1997, respectively), 3,742,012 and
       3,739,782 shares issued in 1998 and 1997, respectively, 3,739,782 shares
       outstanding .....................................................................      37,420        37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized, 1,321,836 and 1,321,522 shares issued in 1998 and 1997, respectively,
       1,321,522 shares outstanding ....................................................          13            13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .................           1             1
     Additional paid-in capital ........................................................      16,538        16,565
     Compensatory stock options outstanding ............................................      22,938        22,938
     Accumulated deficit ...............................................................    (145,186)     (148,301)
     Restricted stock ..................................................................        (572)         (697)
                                                                                           ---------     ---------
                                                                                             (68,848)      (72,083)
     Treasury stock, at cost, 2,544 shares in 1998 .....................................         (56)           --
                                                                                           ---------     ---------
          Net stockholders' deficiency .................................................     (68,904)      (72,083)
                                                                                           ---------     ---------
TOTAL ..................................................................................   $ 108,437     $ 100,600
                                                                                           =========     =========

                                See notes to condensed consolidated financial statements

                                      HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)
                                                           (Unaudited)

                                                                         Three Month Periods Ended       Six Month Periods Ended
                                                                         -------------------------       -----------------------
                                                                           June 27,      June 28,         June 27,      June 28,
                                                                             1998          1997             1998          1997
                                                                           --------      --------         --------      --------
NET REVENUES ...........................................................   $50,516       $49,589          $94,194       $94,863
                                                                           -------       -------          -------       -------
COSTS AND EXPENSES:
     Cost of sales .....................................................    24,207        24,057           45,943        47,097
     Administrative and general expenses ...............................     3,175         2,960            6,632         6,411
     Provision for doubtful accounts ...................................     3,883         3,231            7,011         6,800
     Marketing costs ...................................................     9,340         8,011           17,700        16,232
     Coupon redemption costs ...........................................       976           742            2,041         1,694
     Depreciation and amortization .....................................       797           805            1,571         1,479
     Other expenses ....................................................        58           274               54           365
                                                                           -------       -------          -------       -------

 OPERATING INCOME .......................................................    8,080         9,509           13,242        14,785
     Interest income ....................................................       14            17               51            36
     Interest expense ...................................................    4,150         4,608            8,224         9,148
                                                                           -------       -------          -------       -------

 INCOME BEFORE PROVISION FOR INCOME TAXES ...............................    3,944         4,918            5,069         5,673
 PROVISION FOR INCOME TAXES .............................................    1,498         1,893            1,926         2,184
                                                                           -------       -------          -------       -------

 NET INCOME .............................................................  $ 2,446       $ 3,025          $ 3,143       $ 3,489
                                                                           =======       =======          =======       =======

                                    See notes to condensed consolidated financial statements

                      HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTH PERIODS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                                      1998        1997
                                                                                    --------    --------
OPERATING ACTIVITIES:
   Net income ...................................................................   $  3,143    $  3,489
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization .............................................      1,571       1,479
      Amortization of debt issue costs and discounts ............................        850         937
      Other .....................................................................        (43)        122
      Amortization of deferred customer acquisition costs .......................     15,485      12,077
      (Increase) decrease in operating assets:
            Accounts receivable .................................................     (2,489)     (3,233)
            Inventories .........................................................        895         331
            Payments for deferred customer acquisition costs ....................    (22,476)    (16,626)
            Prepaid and other current assets ....................................        585          45
            Deferred tax asset ..................................................         --         375
            Other assets ........................................................       (433)       (101)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ............        343         (64)
            Deferred income taxes ...............................................      1,638       1,808
            Accrued coupon redemption costs .....................................         16        (400)
                                                                                    --------    --------
                  Net cash (used in) provided by operating activities ...........       (915)        239
                                                                                    --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment .......................................       (464)       (377)
   Acquisition of business ......................................................     (3,837)         --
   Proceeds from sale of property and equipment .................................          8          --
                                                                                    --------    --------
                  Net cash used in investing activities .........................     (4,293)       (377)
                                                                                    --------    --------
FINANCING ACTIVITIES:
   Net borrowings on note payable to bank .......................................      3,050       2,000
   Payments on bank and other financing .........................................     (1,309)     (2,009)
   Payments on capital leases ...................................................       (804)       (930)
   Purchase of treasury stock ...................................................        (56)         --
                                                                                    --------    --------
                  Net cash provided by (used in) financing activities ...........        881        (939)
                                                                                    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................     (4,327)     (1,077)
   Cash and cash equivalents at beginning of year ...............................      4,327       1,960
                                                                                    --------    --------
   Cash and cash equivalents at end of period ...................................   $     --    $    883
                                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ..................................................................   $  7,273    $  7,857
                                                                                    ========    ========
      Income taxes ..............................................................   $    288    $     --
                                                                                    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $772 and  $827 were entered into for new equipment during the six month periods ended 1998 and 1997 respectively.

                    See notes to condensed consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1997, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 27, 1998 and the results of operations for the three and six month periods ended June 27, 1998 and June 28, 1997, and cash flows for the six month periods ended June 27, 1998 and June 28, 1997.

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

NOTE 2.  Inventories

                                                     June 27,      December 31,
                                                       1998            1997
                                                     --------      -----------

Raw materials....................................    $   783         $   546
Work-in-process..................................      2,624           2,748
Finished goods...................................      8,974           9,820
Promotional and packing material.................      2,219           2,044
                                                     -------         -------
                                                     $14,600         $15,158
                                                     =======         =======

NOTE 3.  Acquisition

On June 10, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enchantress Hosiery Corporation of Canada Ltd. ("EHC") for approximately $3.8 million which was funded through a borrowing under the Company's revolving credit facility. EHC is engaged in the direct mail marketing and distribution of quality sheer hosiery products to consumers throughout Canada. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on estimated fair values at date of acquisition. The fair value of assets acquired and liabilities assumed was $0.1 million. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.7 million is amortized over a period of 30 years using the straight-line method.

NOTE 4.  Commitments and Contingencies

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

NOTE 5.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $20,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 0.5% or 1.5% over the Eurodollar rate.

At June 27, 1998, there were outstanding borrowings of $3,050 at an interest rate of 9.00%. In addition, there were outstanding letters of credit of approximately $1,968, resulting in $14,982 available to borrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three and Six Month Periods Ended June 27, 1998
--------------------------------------------------------------------------------

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                      Three Month Periods Ended       Six Month Periods Ended
                                                      -------------------------       -----------------------

                                                      June 27,         June 28,       June 27,       June 28,
                                                        1998             1997           1998           1997
                                                      --------         --------       --------       --------


Net revenues .....................................     100.0%           100.0%         100.0%          100.0%


          Cost of sales ..........................      47.9             48.5           48.8            49.6


          Administrative and general expenses ....       6.3              6.0            7.0             6.7


          Provision for doubtful accounts ........       7.7              6.5            7.4             7.2


          Marketing costs ........................      18.5             16.2           18.8            17.1


          Coupon redemption costs ................       1.9              1.5            2.2             1.8


          Depreciation and amortization ..........       1.6              1.6            1.7             1.6
                                                       -----            -----          -----           -----


                    Subtotal .....................      83.9             80.3           85.9            84.0
                                                       -----            -----          -----           -----


Income before interest-net, other expenses
   and provision for income taxes ................      16.1%            19.7%          14.1%           16.0%
                                                       =====            =====          =====           =====

Three Month Period Ended June 27, 1998 Compared to Three Month Period Ended June 28, 1997
---------------------------------------------------------------------------

Net revenues  increased by 1.9% in the second quarter of 1998 as compared to the
same  period  in  1997.   The  increase  was   primarily   caused  by  increased
solicitations to attract new customers to the program.

Cost of sales increased slightly over the prior period to $24.2 million from $24.1 million caused by the increased revenue. However, as a percentage of sales, cost of sales declined to 47.9% in the second quarter of 1998 from 48.5% in the same quarter of 1997. The favorable trend in the percentage of cost of sales is the result of better margins in the United Kingdom and Germany since these countries now have an existing customer base from continuing hose shipments.

Administrative and general expenses have increased to $3.2 million from $3.0 million. This increase is caused by higher personnel costs and wages. As a percentage of net revenues, these costs were 6.3% and 6.0% for the second quarter 1998 and 1997, respectively.

Provision for doubtful accounts has increased to $3.9 million for the second quarter of 1998 from $3.2 million for the same period of 1997. The primary reason for the increase is that 0.3 million incremental front end shipments were made in the second quarter of 1998 as compared to 1997. These shipments have the highest incidence of bad debts. As a percentage of net revenues, provision for doubtful accounts was 7.7% in the second quarter of 1998 compared to 6.5% for the same period of 1997.

Marketing costs have increased to $9.3 million in 1998 from $8.0 million in 1997. This increase is attributable to higher spending in the current quarter of 1998 and higher amortization of prior years costs in the second quarter of 1998 as compared to 1997. As a percentage of net revenues, marketing costs are 18.5% in the second quarter of 1998 as compared to 16.2% for the same period of 1997.

Coupon redemption costs have increased to $1.0 million from $0.7 million in 1998 as compared to 1997. Driving this increase has been the necessity to maintain a higher reserve level for future redemptions. As a percentage of net revenues, redemption costs were 1.9% in 1998 as compared to 1.5% in 1997, each of which are for the second quarter.

Interest expense has declined in the second quarter of 1998 to $4.2 million from $4.6 million in 1997 related to lower rates under the revised credit agreement and less borrowings outstanding.

Pretax income has decreased to $3.9 million in 1998 from $4.9 million in 1997. As a percentage of net revenues, pretax income decreased to 7.8% in the second quarter of 1998 from 9.9% for the same period of 1997. The decrease in pretax profits is primarily caused by higher provision for doubtful accounts and marketing expense offset by higher revenue and lower interest expense.

Net income decreased to $2.4 million in the second quarter of 1998 from $3.0 million for the same period in 1997. As a percentage of net revenues, net income was 4.8% in the second quarter of 1998 as compared to 6.1% for the same period of 1997. The decrease in pretax income of $1.0 million offset by a decreased provision for income taxes of $0.4 million account for the decrease.

Six Month Period Ended June 27, 1998 Compared to Six Month Period Ended June 28, 1997
-----------------------------------------------------------------------

Net revenues declined to $94.2 million in 1998 from $94.9 million in 1997, a decrease of 0.7%. The decrease was caused by lower response rates in the United States.

Cost of sales decreased to $45.9 million in 1998 from $47.1 million in 1997, a decrease of $1.2 million or 2.5%. The improvement in cost of sales is the result of better margins in the United Kingdom and Germany since these countries now have an existing customer base from continuing hose shipments. As a percentage of net revenues, cost of sales was 48.8% in the first half of 1998 versus 49.6% in the first half of 1997.

Administrative and general expenses were $6.6 million in the first half of 1998 compared to $6.4 million for the first half of 1997, an increase of 3.4%. Increased personnel costs account for the difference. As a percentage of net revenues, these costs were 7.0% and 6.7% for the first half of 1998 and 1997, respectively.

Provision for doubtful accounts increased to $7.0 million in the first half of 1998 from $6.8 million for the same period of 1997, an increase of 3.1%. Higher rates of non payment by new customers account for the increase. As a percentage of net revenues, the provision for doubtful accounts is 7.4% for the first half of 1998 compared to 7.2% for the same period in 1997.

Marketing costs increased to $17.7 million in the first half of 1998 from $16.2 million for same period of 1997. Higher spending in the current year and higher amortization of the prior years costs account for the increase. As a percentage of net revenues, marketing costs were 18.8% and 17.1% for the first half of 1998 and 1997, respectively.

Interest expense has declined to $8.2 milion in the first half of 1998 from $9.1 million for the same period in 1997. This decrease is the result of lower rates under the revised credit agreement and less borrowings outstanding. As a percentage of net revenues, interest expense was 8.7% in the first six months of 1998 as compared to 9.6% for the same period of 1997.

Pretax income has decreased to $5.1 million in the first six months of 1998 as compared to $5.7 million for the same period of 1997. The decrease in pretax profits is primarily attributable to higher marketing costs offset by lower interest expense. As a percentage of net revenues, pretax income was 5.4% in 1998 and 6.0% in 1997.

Net income declined to $3.1 million in the first half of 1998 from $3.5 million for the same period of 1997. The decrease in pretax income of $0.6 million offset by a lower provision for income taxes of $0.3 million account for the decrease.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The decrease in working capital of $8.5 million is caused by five mailings in the first half of 1998 and the acquisition of a small Canadian company which increased bank borrowings, bank overdrafts and accrued coupon redemption costs.

Capital expenditures were $1.2 million for the six month periods ended June 27, 1998 and June 28, 1997, respectively. A portion of the expenditures in both 1998 and 1997 were financed through the assumption of capital leases.

Net cash (used in) provided by operating activities was $(0.9) million for the first half of 1998 as compared to $0.2 million for the first half of 1997. This change is primarily due to higher spending for customer acquisition costs offset by higher amortization of customer acquisition costs, reductions of inventory and receivables.

Net cash used in investing activities was $4.3 million and $0.4 million for the six month periods ended June 27, 1998 and June 28, 1997, respectively. Acquisitions of property and equipment was $0.5 million and $0.4 million in the first half of 1998 and 1997, respectively. In 1998, the Company acquired a Canadian business for $3.8 million.

Net cash provided by (used in) financing activities was $0.9 million and $(0.9) million for the six month periods ended June 27, 1998 and June 28, 1997, respectively. In 1998, the Company had greater borrowings on its Revolving Credit Facility. In 1998, the Company made payments on bank and other financing and capital leases totaling $2.1 million in 1998 as compared to $2.9 million in 1997.


The Recapitalization
--------------------

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At June 27, 1998, the outstanding amount of the Company's indebtedness (other than trade payables) is $140.4 million, including $67.1 million of senior secured debt and $68.7 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $3.5 million in 1998, $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $15.0 million of which was available at June 27, 1998.

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











                                                                                                 PAGE
                                                                                                 ----
The Company is hopeful that these  modifications  and  clarifications  will also satisfy  the  inquiries  from the FTC and the states not part of the  multistate group and the trade  association;  however,  no assurances  can be given in this regard.  The  modifications  the Company has  already  made to its  solicitation materials  has had a material  adverse  effect on its domestic  response  rates.
However,  response  rates  are only  one of  several  factors  that  affect  the
Company's  results of operations.  State regulators and trade  associations from time  to time  contact  the  Company  with  inquiries  regarding  the  Company's promotional  materials and state regulators or trade  associations could require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be  significant or will not have a material adverse effect on the Company's  future  financial  condition or results of operations.


Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8K.

     A.  Exhibit

         10.1     Executive Employment Agreement between the Company                             17-20
                  and Philip G. Whalen dated as of March 16, 1998

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



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                            ------------------------------------
                                                                    (Registrant)




                                                     /s/  ARTHUR C. HUGHES
         Date:  August 10, 1998                _________________________________
         -------------------------
                                                                Arthur C. Hughes
                                                                Vice President &
                                                         Chief Financial Officer