Form 10-Q
period 1998-09-26
HOSIERY CORP OF AMERICA INC
filed 1998-11-05
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 26, 1998


         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               36-0782950
----------------------------------            ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                             19020
---------------------------------------------                   ------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                               No
                  ---------------                            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at November 4, 1998
----------------------------                 -----------------------------------
Voting                                                      1,331,574
Class A, non-voting                                            75,652

INDEX                                                                      PAGE
-----                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  September 26, 1998 and December 31, 1997                   3

                  Condensed Consolidated Statements of Operations
                  Three and nine month periods ended
                  September 26, 1998 and September 27, 1997                  4

                  Condensed Consolidated Statements of Cash Flows
                  Nine month periods ended September 26, 1998 and
                  September 27, 1997                                         5

                  Notes to Condensed Consolidated Financial Statements     6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-14


PART II - OTHER INFORMATION                                              15-16
---------------------------

SIGNATURES                                                                  17

                            PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 26, 1998 AND DECEMBER 31, 1997
                                      (Dollars in thousands, except per share data)

                                                                                        September 26,      December 31,
                                                                                             1998              1997
                                                                                        -------------      ------------
ASSETS                                                                                   (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents ......................................................... $        --       $    4,327
     Accounts receivable, less an allowance for doubtful accounts of
      $1,840 and $1,448 in 1998 and 1997, respectively .................................      28,739           24,180
     Inventories .......................................................................      18,195           15,158
     Prepaid and other current assets ..................................................       2,427            2,398
                                                                                         -----------       ----------
          Total current assets .........................................................      49,361           46,063
PROPERTY AND EQUIPMENT, net ............................................................      17,339           17,261
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................      40,120           30,795
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $6,411 and $5,316 in 1998 and 1997, respectively ..................................       5,153            6,084
GOODWILL, less accumulated amortization of $30 in 1998 .................................       3,754               --
OTHER ASSETS ...........................................................................         579              397
                                                                                          ----------       ----------
TOTAL ..................................................................................  $  116,306       $  100,600
                                                                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Note payable to bank ..............................................................  $    6,250       $       --
     Current portion of long-term debt .................................................       5,367            3,117
     Current portion of capital lease obligations ......................................       1,640            1,550
     Bank overdrafts ...................................................................       1,086               --
     Accounts payable ..................................................................       8,645            7,120
     Accrued expenses and other current liabilities ....................................       6,228            5,366
     Accrued interest ..................................................................       2,415            4,608
     Accrued coupon redemption costs ...................................................       4,883            4,568
     Deferred income taxes .............................................................       8,514            7,279
                                                                                          ----------       ----------
          Total current liabilities ....................................................      45,028           33,608
LONG-TERM DEBT, Less current portion ...................................................     125,149          129,307
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................       4,681            4,591
ACCRUED COUPON REDEMPTION COSTS ........................................................         378              429
DEFERRED INCOME TAXES ..................................................................       5,893            3,876
                                                                                          ----------        ---------
          Total liabilities ............................................................     181,129          171,811
                                                                                          ----------        ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES ...........................................................         853              872
                                                                                          ----------        ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $93,557 and
       $79,838 in 1998 and 1997, respectively), 3,748,497 and 3,739,782 shares
       issued in 1998 and 1997, respectively, 3,739,782 shares outstanding .............      37,485           37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized, 1,340,122 and 1,321,522 shares issued in 1998 and 1997, respectively,
       1,321,522 shares outstanding ....................................................          13               13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding .................           1                1
     Additional paid-in capital ........................................................      19,124           16,565
     Compensatory stock options outstanding ............................................      20,943           22,938
     Accumulated deficit ...............................................................    (140,657)        (148,301)
     Restricted stock ..................................................................        (509)            (697)
                                                                                          ----------       ----------
                                                                                             (63,600)         (72,083)
     Treasury stock, at cost, 27,315 shares in 1998 (8,715 preferred shares
       and 18,600 common shares) .......................................................      (2,076)              --
                                                                                          ----------       ----------
          Net stockholders' deficiency .................................................     (65,676)         (72,083)
                                                                                          ----------       ----------
TOTAL ..................................................................................  $  116,306       $  100,600
                                                                                          ==========       ==========

                                 See notes to condensed consolidated financial statements.

                                      HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)
                                                           (Unaudited)


                                                                     Three Month Periods Ended         Nine Month Periods Ended
                                                                    ----------------------------     ----------------------------
                                                                    September 26,  September 27,     September 26,  September 27,
                                                                        1998           1997              1998           1997
                                                                    -------------  -------------     -------------  -------------
NET REVENUES .....................................................      $ 48,042       $ 39,414          $142,236       $134,277
                                                                        --------       --------          --------       --------
COSTS AND EXPENSES:
     Cost of sales ...............................................        20,536         17,129            66,479         64,226
     Administrative and general expenses .........................         3,102          2,775             9,734          9,186
     Provision for doubtful accounts .............................         2,065          2,106             9,076          8,906
     Marketing costs .............................................         9,148          6,764            26,848         22,996
     Coupon redemption costs .....................................           833            884             2,874          2,578
     Depreciation and amortization ...............................           941            803             2,512          2,282
     Other (income) expenses .....................................          (192)            87              (138)           452
                                                                        --------       --------          --------       --------
 OPERATING INCOME ................................................        11,609          8,866            24,851         23,651
     Interest income .............................................             7              8                58             44
     Interest expense ............................................         4,173          4,507            12,397         13,655
                                                                        --------       --------          --------       --------
 INCOME BEFORE PROVISION FOR INCOME TAXES ........................         7,443          4,367            12,512         10,040
 PROVISION FOR INCOME TAXES ......................................         2,829          1,681             4,755          3,865
                                                                        --------       --------          --------       --------
 NET INCOME ......................................................      $  4,614       $  2,686           $ 7,757       $  6,175
                                                                        ========       ========          ========       ========

                                    See notes to condensed consolidated financial statements.


                      HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTH PERIODS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                                                       1998        1997
                                                                                                     --------    --------
OPERATING ACTIVITIES:
   Net income .......................................................................                $  7,757    $  6,175
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization .................................................                   2,512       2,282
      Amortization of debt issue costs and discounts ................................                   1,275       1,408
      Other .........................................................................                      16         185
      Amortization of deferred customer acquisition costs ...........................                  23,703      18,107
      (Increase) decrease in operating assets:
            Accounts receivable .....................................................                  (4,121)       (589)
            Inventories .............................................................                  (2,700)       (177)
            Payments for deferred customer acquisition costs ........................                 (32,254)    (24,676)
            Prepaid and other current assets ........................................                      24         260
            Deferred tax asset ......................................................                      --         375
            Other assets ............................................................                    (397)        (89)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ................                     116      (1,793)
            Deferred income taxes ...................................................                   3,252       2,511
            Accrued coupon redemption costs .........................................                    (147)       (525)
                                                                                                     --------    --------
                  Net cash (used in) provided by operating activities ...............                    (964)      3,454
                                                                                                     --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ...........................................                    (861)       (274)
   Acquisition of business ..........................................................                  (3,904)         --
   Proceeds from sale of property and equipment .....................................                      20          --
                                                                                                     --------    --------
                  Net cash used in investing activities .............................                  (4,745)       (274)
                                                                                                     --------    --------
FINANCING ACTIVITIES:
   Net borrowings on note payable to bank ...........................................                   6,250          --
   Payments on bank and other financing .............................................                  (2,088)     (3,788)
   Payments on capital leases .......................................................                  (1,224)     (1,352)
   Proceeds from exercise of options ................................................                     520          --
   Purchase of treasury stock .......................................................                  (2,076)         --
                                                                                                     --------    --------
                  Net cash provided by (used in) financing activities ...............                   1,382      (5,140)
                                                                                                     --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................                  (4,327)     (1,960)
   Cash and cash equivalents at beginning of year ...................................                   4,327       1,960
                                                                                                     --------    --------
   Cash and cash equivalents at end of period .......................................                $     --    $     --
                                                                                                     ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ......................................................................                $ 13,240    $ 14,340
                                                                                                     ========    ========
      Income taxes ..................................................................                $  1,013    $     13
                                                                                                     ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $1,404 and  $1,192 were entered into for new equipment during the nine month periods ended 1998 and 1997 respectively.

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


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1997, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 26, 1998 and the results of operations for the three and nine month periods ended September 26, 1998 and September 27, 1997, and cash flows for the nine month periods ended September 26, 1998 and September 27, 1997.

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


NOTE 2.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. There was no effect of implementing this standard as comprehensive income is the same as net income.

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.


NOTE 3.  Inventories

                                                September 26,     December 31,
                                                     1998             1997
                                                -------------     ------------

Raw materials..........................          $      524        $      546
Work-in-process........................               2,701             2,748
Finished goods.........................              12,201             9,820
Promotional and packing material.......               2,769             2,044
                                                 ----------        ----------
                                                 $   18,195        $   15,158
                                                 ==========        ==========

NOTE 4.  Acquisition

On June 10, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enchantress Hosiery Corporation of Canada Ltd. ("EHC") for approximately $3.9 million which was funded through a borrowing under the Company's revolving credit facility. EHC is engaged in the direct mail marketing and distribution of quality sheer hosiery products to consumers throughout Canada. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on estimated fair values at date of acquisition. The fair value of assets acquired and liabilities assumed was $0.1 million. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million is amortized over a period of 30 years using the straight-line method.


NOTE 5.  Commitments and Contingencies

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

The Company had received inquiries from the Federal Trade Commission ("FTC"), various state regulatory groups (the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials.

In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's promotional materials include the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations. Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. The Company has recently received inquiries from 2 states and a trade association which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.



NOTE 6.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $20,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 0.5% or 1.5% over the Eurodollar rate.

At September 26, 1998, there were outstanding borrowings of $6.3 million at a weighted average interest rate of 7.5%. In addition, there were outstanding letters of credit of approximately $1.8 million resulting in $11.9 million available to borrow.


NOTE 7.  Stock Transactions

On July 29, 1998, the Company entered into an agreement with an executive who terminated his employment with the Company (the "Agreement"). In connection with the Agreement, the executive was granted the right to exercise his options, to purchase 17,344 shares of common stock at $30 per share and the Company agreed to buy 6,485 shares of redeemable preferred stock at a liquidation value of $10 per share, and 942 shares of redeemable common stock at a fair value of $107 per share. Simultaneously, the Company reacquired these shares of common and preferred stock. This transaction resulted in an increase of stockholders' deficiency of $1,419, a decrease of redeemable equity securities of $81 and cash paid to the executive of $1,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three and Nine Month Periods Ended September 26, 1998
--------------------------------------------------------------------------------

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:


                                                 Three Month Periods Ended      Nine Month Periods Ended
                                                ----------------------------   ----------------------------

                                                September 26,  September 27,   September 26,  September 27,
                                                    1998           1997            1998           1997
                                                -------------  -------------   -------------  -------------

Net revenues ..................................     100.0%         100.0%          100.0%         100.0%


     Cost of sales ............................      42.7           43.5            46.7           47.8


     Administrative and general expenses ......       6.5            7.1             6.8            6.9


     Provision for doubtful accounts ..........       4.3            5.3             6.4            6.6


     Marketing costs ..........................      19.0           17.2            18.9           17.1


     Coupon redemption costs ..................       1.7            2.2             2.0            1.9


     Depreciation and amortization ............       2.0            2.0             1.8            1.7
                                                    -----          -----           -----          -----


               Subtotal .......................      76.2           77.3            82.6           82.0
                                                    -----          -----           -----          -----


Income before interest-net, other (income)
   expenses and provision for income taxes ....      23.8%          22.7%           17.4%          18.0%
                                                    =====          =====           =====          =====

Three Month Period Ended September 26, 1998 Compared to Three Month Period Ended September 27, 1997
--------------------------------------------------------------------------------

Net revenues increased by 21.9% in the three month period ended Septemtember 26, 1998 compared to the same period in 1997. The increase was a combination of increased sales in the United States and Germany, plus the acquisition of the Canadian subsidiary in June of 1998. Most of the increase is in the United States (approximately 80%) and is accounted for by stronger existing customer sales.

Cost of sales has increased from $17.1 million in the third quarter of 1997 to $20.5 million for the same period in 1998. The higher sales volume accounts for the increase. As a percentage of net revenue, cost of sales is 42.7% and 43.5% for the third quarter of 1998 and 1997, respectively. The favorable trend is caused primarily by greater existing customer sales in the United States, and the introduction of new higher-margin products.

Administrative and general expenses have increased from $2.8 million in the third quarter of 1997 to $3.1 million in the third quarter of 1998 caused by increased personnel costs. As a percentage of net revenues, these costs were 6.5% and 7.1% for the third quarter of 1998 and 1997, respectively.

Provision for doubtful accounts remained the same at $2.1 million in the third quarter of 1998 and 1997. As a percentage of net revenues, provision for doubtful accounts was 4.3% in the third quarter of 1998 as compared to 5.3% in the third quarter of 1997. Less new customers in the United States and better payment experience in the United Kingdom account for the improvement.

Marketing costs have increased to $9.1 million in the third quarter of 1998 compared to $6.8 million in the third quarter of 1997 for an increase of $2.4 million. As a percentage of net revenues, these costs are 19.0% and 17.2% for the third quarter of 1998 and 1997, respectively. Higher spending in 1998 and higher amortization of prior years costs account for the increase.

Interest expense has declined in the third quarter of 1998 to $4.2 million from $4.5 million in 1997 related to lower rates under the revised credit agreement.

Pretax income has increased to $7.4 million in the third quarter of 1998 from $4.4 million for the same period of 1997. As a percentage of net revenue, pretax income increased from 11.1% in 1997 to 15.5% in the third quarter of 1998. Higher revenues, the timing of new customer shipments, favorable experience in the provision for doubtful accounts, and lower interest expense offset by higher marketing expense account for the increase.

Net income  increased  to $4.6  million  in the third  quarter of 1998 from $2.7 million for the same period of 1997. The increase in pretax income of $3.1 million offset by an increased provision for income taxes of $1.1 million account for the increase.

Nine Month Period Ended September 26, 1998 Compared to Nine Month Period Ended September 27, 1997
------------------------------------------------------------------------------

Net revenues increased to $142.2 million in 1998 from $134.3 in 1997, an increase of 5.9%. Stronger existing customer sales in the United States, the Canadian acquisition and growth in Germany account for the increase.

Cost of sales increased $2.3 million in 1998 to $66.5 million from $64.2 million in 1997. The increase in cost of sales is attributable to the increased revenue. As a percentage of net revenue, cost of sales was 46.7% in the first mine months of 1998 versus 47.8% in the first nine months of 1997. Less front-end shipments and higher back-end shipments in the United States primarily account for the difference.

Administrative and general expenses were $9.7 million in the first nine months of 1998 compared to $9.2 million for the first nine months of 1997, an increase of 6.0%. Increased personnel costs account for the difference. As a percentage of net revenues, these costs were 6.8% and 6.9% for the first nine months of 1998 and 1997, respectively.

Provision for doubtful accounts increased to $9.1 million in the first nine months of 1998 from $8.9 million for the same period of 1997, an increase of 1.9%. As a percentage of net revenues, the provision for doubtful accounts is 6.4% for the first nine months of 1998 compared to 6.6% for the same period in 1997.

Marketing costs increased to $26.8 million in the first nine months of 1998 from $23.0 million for same period of 1997. Higher spending in the current year and higher amortization of the prior years costs account for the increase. As a percentage of net revenues, marketing costs were 18.9% and 17.1% for the first nine months of 1998 and 1997, respectively.

Other income in 1998 is $0.1 million due to foreign currency gains. In 1997, this was an expense of $0.5 million caused by the multistate settlement ($0.3 million) and foreign currency losses.

Interest expense has declined to $12.4 million in the first nine months of 1998 from $13.7 million for the same period in 1997. This decrease is the result of lower rates under the revised credit agreement. As a percentage of net revenues, interest expense was 8.7% in the first nine months of 1998 as compared to 10.2% for the same period of 1997.

Pretax income has increased to $12.5 million in the first nine months of 1998 as compared to $10.0 million for the same period of 1997. The increase in pretax profits is primarily attributable to higher revenues and lower interest expense offset by higher marketing, cost of sales and administrative and general expenses. As a percentage of net revenues, pretax income was 8.8% in 1998 and 7.5% in 1997.

Net income increased to $7.8 million in the first nine months of 1998 from $6.2 million for the same period of 1997. The increase in pretax income of $2.5 million offset by a higher provision for income taxes of $0.9 million account for the increase.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from internally generated funds and/or its Revolving Credit Facility.

The decrease in working capital of $8.1 million is caused by six mailings in the first nine months of 1998 and the acquisition of a Canadian subsidiary which increased bank borrowings and other current liabilities.

Capital expenditures were $2.3 million and $1.5 million for the nine month periods ended September 26, 1998 and September 27, 1997, respectively. A portion of the expenditures in both 1998 and 1997 were financed through the assumption of capital leases.

Net cash (used in) provided by operating activities was $(1.0) million for the first nine months of 1998 as compared to $3.5 million for the first nine months of 1997. This change is primarily due to higher spending for customer acquisition costs and increases in accounts receivable and inventories offset by higher amortization of customer acquisition costs.

Net cash used in investing activities was $4.7 million and $0.3 million for the nine month periods ended September 26, 1998 and September 27, 1997, respectively. Acquisitions of property and equipment was $0.9 million and $0.3 million in the first nine months of 1998 and 1997, respectively. In 1998, the Company acquired a Canadian business for $3.9 million.

Net cash provided by (used in) financing activities was $1.4 million and $(5.1) million for the nine month periods ended September 26, 1998 and September 27, 1997, respectively. In 1998, the Company had greater borrowings on its Revolving Credit Facility. In 1998, the Company made payments on bank and other financing and capital leases totaling $3.3 million in 1998 as compared to $5.1 million in 1997. In 1998, the Company purchased $2.1 million in treasury stock.


The Recapitalization
--------------------

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At September 26, 1998, the outstanding amount of the Company's indebtedness (other than trade payables) is $143.1 million, including $69.5 million of senior secured debt and $68.7 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $3.5 million in 1998, $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $11.9 million of which was available at September 26, 1998.

Legal Proceedings
-----------------

As discussed further in Part II, Item 1--Legal Proceedings, the Company had received inquiries from the Federal Trade Commission ("FTC"), various state regulatory groups (the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials.

In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's promotional materials include the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations. Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. The Company has recently received inquiries from 2 states and a trade association which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


Year 2000
---------

As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 compliance efforts are designed to identify, address, and resolve issues that may be created by programs written to run on microprocessors which reference years as two digit fields rather than four. Any such programs may recognize a date using "00" as the year 1900 rather than 2000. If this situation occurs, the potential exists for system failure or miscalculations by computer programs.

The Company has made significant progress in achieving Year 2000 compliance. It is estimated that it is approximately 84% complete and will be totally in compliance by the end of November 1998. The company has spent approximately $0.3 million on internal manpower costs during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company expects to incure approximately $0.1 million of future expense to complete the Year 2000 compliance project.

The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The Company continues to make inquiries of its vendors whose Year 2000 compliance is important to its ongoing business. Based on preliminary information received by the Company, the only significant vendor that could adversely affect operations is the United States Postal Service. The postal service assumes that it will be compliant, but should it not do so on a timely basis, the Company's business and operations could be materially adversely affected. The Company currently does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secure where applicable by the end of fiscal 1999.

While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.


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



PART II - OTHER INFORMATION                                                             PAGE
---------------------------                                                             ----

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

The Company had received inquiries from the FTC, various state regulatory groups
(the "States") and a trade association concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in such materials.

In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's promotional materials include the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations.
Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.










                                                                                        PAGE
                                                                                        ----
State regulators,  the Federal Trade Commission and trade associations from time to time contact the Company with inquiries  regarding the Company's  promotional materials. The Company has recently received inquiries from 2 states and a trade association  which  were not part of the  multistate  group.  While the  Company believes  that  it will be able to  resolve  these  inquiries,  there  can be no assurance that these or other state  regulators or trade  associations  will not require  or seek to  impose  additional  changes  to the  Company's  promotional materials,  and  no  assurance  can be  given  that  such  changes  will  not be significant or will not have a material  adverse effect on the Company's  future financial condition or results of operations.


Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8K.

     A.  Exhibit

         10.1     Executive Employment Agreement between the Company                    18-21
                  and Martin J. Pearson dated as of June 30, 1998

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



                                            HOSIERY CORPORATION OF AMERICA, INC.
                                            ------------------------------------
                                                                    (Registrant)



                                                          /s/  ARTHUR C. HUGHES
Date:  November 4, 1998                       _________________________________
------------------------
                                                                Arthur C. Hughes
                                                                Vice President &
                                                         Chief Financial Officer