Form 10-K
period 1998-12-31
HOSIERY CORP OF AMERICA INC
filed 1999-04-01
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
(  X  )  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the Fiscal Year Ended December 31, 1998

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         36-0782950
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                                  19020
---------------------------------------------                      -------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at March 29, 1999
----------------------------                       -----------------------------
Voting                                                        1,331,574
Class A, non-voting                                              75,652

                                     PART I

ITEM 1.  BUSINESS
-----------------

     Hosiery Corporation of America, Inc. (the "Company"), the Registrant is a corporation organized in 1975 under the laws of the state of Delaware.

         The Company is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States. The Company has recently begun to expand its operations into the United Kingdom and Germany. (See Note 3 to the Consolidated Financial Statements of the Company in Item 8 hereof.) The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's hosiery production was approximately 66 million pairs in 1998, primarily marketed under the Silkies(R) brand name. The Company's manufacturing operations supplied 80% of all the hosiery required by the Company's continuity program during 1998.

         The Company markets its hosiery products exclusively through its direct mail marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 75 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer which has attracted front end customers and reactivated previous customers.

         In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is priced as a "loss leader". The introductory offer is priced at a nominal amount, $1.00 per pair plus shipping and handling, that is substantially less than the cost of manufacturing, processing and shipping the related hosiery.

         Front end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Such "active back end customers" exclude customers receiving their first shipment. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, on average every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 1998, the Company had approximately 1.5 million back end customers.

Marketing Strategy
------------------

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

         Upon receiving the first shipment, the customer can (i) pay for the product and order a second shipment, (ii) pay for the product and elect not to order a second shipment, or (iii) return the product and keep the free pair. In 1999, the company intends to change its front-end offer to most new customers so that the offer will be one pair free without the customer having to purchase two additional pairs at $1.00 each.

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

         Acquiring Front End Customers. Direct mail marketing has become the Company's primary means of attracting new front end customers and reactivating previous customers. Four major solicitations featuring the Company's specially priced introductory offer are mailed each year (January, March, June, September). There is no significant seasonality in the mailings.

         The Company employs advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 75 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. During each major solicitation, all chosen customer lists are ranked by potential realizable profit. The mailing cut off is then matched to budgeted production. This process ensures that anticipated profit is maximized from each of the four mailings.

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

Product and Development
-----------------------

         The Company manufactures moderately priced, quality women's sheer hosiery under the Silkies(R) brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 1998, includes nine styles of sheer hosiery, in ten different colors and six sizes, as well as knee-hi's and two opaque styles in six different colors. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm, Opaque, Shapely Perfection, Trouser Socks, Ultra Control Top and Ultra Total Leg Control. The Company's elastomer products currently represent approximately 93% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles. As of January 1999, the styles range in price from $2.45 to $5.66 per pair. The Company performs extensive consumer research and product testing to: (i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Shapely Perfection.

Data Processing and Management Information Systems
--------------------------------------------------

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

         See page 14 regarding year 2000 plans.

Manufacturing and Distribution
------------------------------

         The Company manages all phases of the manufacturing and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with approximately 80% of the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality. Additionally, the results of the Company's direct mail marketing program allow the Company quickly to adjust its manufacturing output accordingly.

         Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. Most knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and then to the Heath Springs, South Carolina, facility where they are prepared for delivery.

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

         Capital Investment. During the past nine years, the Company has spent approximately $31 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 66 million pairs annually. Additional requirements are being outsourced in Mexico and Italy.

Growth Strategy
---------------

         Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides strong potential for future growth through the direct mail marketing channel. The Company's strategy for additional growth primarily involves expanding its current operations in Germany, France and the United Kingdom, and to begin testing in Japan. The Company believes, based in part on management's significant experience with international operations and test marketing during 1997 and 1998 in the United Kingdom, France and Germany, and the introduction of new styles, that the international markets provide significant opportunities for growth.

Competition and Industry
------------------------

         The Company operates exclusively in the women's sheer hosiery industry, targeting adult females as customers. Management believes that the overall women's sheer hosiery market is declining as a result of the high cost of repeat purchases of such products and changes in women's choices in business and leisure wear. Despite this apparent overall market decline, the Company has been able to increase its sales from $162.8 million in 1996 to $198.7 million in 1998.

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

Employees
---------

         As of December 31, 1998, the Company had 1,087 employees, 204 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 334 of whom were located at its manufacturing facility in Newland, North Carolina, 225 of whom were located at its manufacturing, and packaging facility in Lancaster, South Carolina, and 283 of whom were located at its sewing and fulfillment operations facility in Heath Springs, South Carolina. Additionally, 41 employees are currently employed in Canada and Europe. Of the total number of employees, 146 are salaried. The remaining 941 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Recapitalization
----------------

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1998, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $139.4 million, including $65.1 million of senior secured debt and $68.8 million of senior subordinated debt (the "Notes"). (See Items 7 and 13 and Note 14 to Consolidated Financial Statements).

ITEM 2.  PROPERTIES
-------------------

         The Company owns or leases facilities at six principal locations. The following sets forth the general location of each, its size, whether the facility is owned or leased and the principal function of each.

                            Size in     Owned/
Location                   Square Feet  Leased     Function
---------                  -----------  ------     --------
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

Newland, North Carolina      138,000    Owned      Knitting; Sewing

Lancaster, South Carolina    142,000    Owned      Dyeing; Packaging

Heath Springs, South
 Carolina                    143,000    Owned      Fulfillment Operations

Liverpool, United Kingdom     15,000    Leased     Headquarters; United Kingdom

Ettligen, Germany              3,000    Leased     Office

Markham, Ontario Canada        6,000    Leased     Office

The owned facilities are subject to mortgages and security interests granted to secure payment of the Company's debt. See Note 10 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS
----------------------------

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

       In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's promotional materials included the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations. Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

         State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. The Company has recently received inquiries from 3 states and a trade association which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
------------------------------------------------------------

         There is no established public trading market for any class of common equity of the Company.

         As of March 29, 1999, the Company had approximately 32 holders of record of its common stock.

Dividend Policy
---------------

         The Company has not paid cash dividends on its common stock since 1992 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for reinvestment in the Company. In addition, the Bank Credit Agreement and the indenture pursuant to which the Notes were issued place limitations on the Company's ability to pay dividends or make certain other distributions in respect of its common stock. The Company is not permitted to declare or pay any dividend or make any distribution in respect of the Company's or any of its Restricted Subsidiaries' Equity Interests other than dividends or distributions payable solely in shares of its Capital Stock. Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware (the "DGCL") which provides that dividends are only payable out of the Company's surplus or current net profits.

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

                                                               Year Ended December 31,
                                                               -----------------------
                                            1998          1997          1996          1995        1994(a)
                                            ----          ----          ----          ----        -------
                                                                   (In Thousands)

  Net Revenues                            $198,681      $178,682      $162,763       $136,299      118,560

  Operating Income Before
  Compensation Related to Stock
  Options and Expenses Related to
  Stock Offering and Acquisition (b)        38,080        35,854        36,968         31,427       21,613

  Income (Loss) From Continuing
  Operations Before Provision
  (Benefit) for Income Taxes and
  Cumulative Effect of Accounting
  Change                                    21,519        17,835        (5,696)        12,056       17,116

  Income From Continuing
  Operations Before Compensation
  Related to Stock Options,
  Expenses Related to Stock
  Offering and Acquisition,
  Provision (Benefit) for Income
  Taxes and Cumulative Effect of
  Accounting Change (b)                     21,519        17,835        18,829         12,056       17,116

  Working Capital                            4,555        12,455           589          5,794        3,152

  Total Assets                             130,039       100,600        92,600         82,860       74,860

  Long-Term Debt                           135,952       138,565       143,705        151,093      153,442

  Other Long-Term Obligations                   --            --            --             --           66

  Redeemable Equity Securities                 885           872           768            384           45

  Stockholders' Deficiency                 (60,162)      (72,083)      (83,822)      (102,920)    (110,266)

  Cash Dividends Declared                       --            --            --             --           --

----------------

     (a) On October 17, 1994, the Company effected the recapitalization of its capital stock. For discussion of the recapitalization, see Note 14 to the Consolidated Financial Statements of Hosiery Corporation of America, Inc. in Item 8 hereof.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------

Results of Operations
---------------------

         The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                                                         Fiscal Years Ended December 31,
                                                                         -------------------------------
                                                                              1998    1997     1996
                                                                              ----    ----     ----
Net revenues...........................................................      100.0%  100.0%   100.0%
      Cost of sales....................................................       46.0    45.9     46.2
      Administrative and general expenses..............................        6.9     6.8      7.0
      Provision for doubtful accounts..................................        5.8     6.0      6.2
      Marketing costs..................................................       18.4    17.1     13.6
      Coupon redemption costs..........................................        1.9     2.1      2.5
      Depreciation and amortization....................................        1.7     1.7      1.8
                                                                             -----   -----    -----

           Subtotal....................................................       80.7    79.6     77.3
                                                                             -----   -----    -----

Operating  income  before  interest,  compensation  related  to stock  options, expenses  related  to  stock  offering  and acquisition,  other  expenses (income) and provision
      (benefit) for income taxes.......................................       19.3%   20.4%    22.7%
                                                                              ====    ====     ====

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

         Net revenues increased by 11.2% to $198.7 million in fiscal 1998 from $178.7 million in 1997. The increase in net revenue was attributable to North America $13.6 million and Europe $6.4 million. The increase in Europe was primarily attributable to increased solicitations in Germany. The increase in North America was the result of stronger sales to existing customers and the acquisition of Enchantress ($2.2 million). Enchantress, a Canadian Company, was acquired in 1998. (See Note 4 to the Consolidated Financial Statements of the Company in Item 8 hereof.)

         Cost of sales increased 11.3% to $91.4 million in fiscal 1998 from $82.1 million for fiscal 1997. As a percentage of net revenues, cost of sales increased to 46.0% in 1998 versus 45.9% for the same period in 1997. The absolute increase in cost of sales is related to increased shipments in the United States, Germany and Canada.

         Administrative and general expenses increased 13.0% to $13.7 million in fiscal 1998 from $12.1 million for 1997. Included in 1998 was severance of $0.5 million compared to none in 1997. The balance of the increase was caused by increased personnel and higher wages. As a percentage of net revenues, administrative and general expenses were 6.9% in 1998 versus 6.8% in 1997.

         Provision for doubtful accounts increased $0.7 million or 6.9% to $11.5 million in fiscal 1998 from $10.8 million for the same period of 1997. This increase was caused by growing the business in Germany, the Canadian acquisition and an increase in the United States offset by lower experience in the United Kingdom. As a percentage of net revenues, bad debts were 5.8% for 1998 versus 6.0% for 1997.

         Marketing costs increased 19.8% to $36.6 million from $30.5 million for the years ended December 31, 1998 and 1997, respectively. This increase was partially attributable to higher amortization of prior years' deferred marketing costs in 1998 compared to 1997, related to the substantial increase (43.6%) in solicitations in 1997 versus 1996. In 1997, 75.6 million solicitations were mailed as compared to 52.6 million in 1996. These costs are amortized over 42 months with the greatest amortization in the first 24 months. Additionally, a substantial portion of this increase was attributable to higher front end solicitations, in the current year, as 16.6 million additional solicitations were mailed in 1998 compared to 1997 (up 22.0%). As a percentage of net revenues, marketing costs were 18.4% in 1998 versus 17.1% for 1997.

     Coupon redemption costs increased slightly to $3.8 million for fiscal 1998 from $3.7 million for fiscal 1997. As a percentage of net revenues, redemption costs were 1.9% in 1998 versus 2.1% for 1997.

         Interest expense decreased to $16.6 million for fiscal 1998 from $18.1 million for 1997. This decrease in interest expense was primarily due to less debt and lower rates. As a percentage of net revenues, interest expense was 8.4% in 1998 versus 10.1% for 1997.

         Operating income increased to $38.1 million in 1998 from $35.9 million in 1997, an increase of 6.2%. The increase in operating income was primarily the result of increased revenue and lower interest rates offset by higher marketing costs. As a percentage of net revenues, operating income was 19.2% for 1998 versus 20.1% for 1997.

     The Company had net income of $13.5 million in 1998 as compared to a net income of $11.6 million in 1997. As a percentage of net revenues, net income was 6.8% in 1998 versus 6.5% for 1997.

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

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

         The Company had net income of $11.6 million in 1997 as compared to a net loss of $4.3 million in 1996. Net income excluding the stock option compensation expense and a potential public offering and acquisition costs of $15.9 million, net of tax in 1996, was $11.6 million in both 1997 and 1996. As a percentage of net revenues, net income was 6.5% in 1997 versus 7.1% (adjusted as previously detailed) for 1996.

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

         In fiscal 1998, 1997 and 1996, capital expenditures were $3.6 million, $2.6 million and $4.9 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment and facility acquisition and enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $2.5 million in 1999 for additional equipment. These capital expenditures will be financed through internal sources or the assumption of capital leases.

         Net cash provided by operating activities was $4.6 million in 1998 as compared to $11.2 million in 1997 and $7.4 million in 1996. The decrease from 1997 to 1998 was caused by the increase in the payments for deferred marketing offset by higher amortization of these costs and the increase in prepaid costs for future marketing (January 1999). The increase from 1996 to 1997 was primarily from the change in inventory offset by the decrease in accounts payable.

     Net cash used in investing activities was $5.1 million in 1998, $0.9 million in 1997 and $2.5 million in 1996. In 1998, a Canadian hosiery company was acquired.

         During 1998, 1997 and 1996, the Company used $3.8 million, $7.9 million and $9.9 million, respectively, in financing activities. During 1997, a new credit agreement was reached with the Company's bank lenders which provided $65 million in term debt at a substantially lower interest rate (7.5% versus 8.8%) an increase in its line of credit from $15 million to $20 million and a change in the covenants relating to the credit agreement. Net payments on bank and other financing, including capital lease obligations and excluding the termination of the prior term debt, totaled $5.3 million, $7.3 million and $9.9 million in 1998, 1997 and 1996, respectively.

The Recapitalization and Line of Credit
---------------------------------------

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. In November 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15 million to $20 million, a substantial change in the timing of principal payments and changes to the debt covenants. At December 31, 1998, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $139.4 million, including $65.1 million of senior secured debt and $68.8 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through January 2002 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002. The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $15.8 million of which was available at December 31, 1998.

         In March 1999, the Company amended its Credit Agreement to include an Incremental Revolving Loan of $5.0 million. This loan can be made from time to time after the existing revolving credit facility equals $20.0 million. The Incremental Revolving Loan will be terminated when all principal and accrued interest has been repaid, but no later than December 31, 1999.

Legal Proceedings
-----------------

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

       In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's promotional materials included the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations. Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

       State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. The Company has recently received inquiries from 3 states and a trade association which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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

       The Company has made significant progress in achieving Year 2000 compliance. It is estimated that it is approximately 98% complete and will be totally in compliance by the end of May 1999. The company has spent approximately $0.4 million on internal manpower costs during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company expects to incur approximately $0.1 million of future expense to complete the Year 2000 compliance project.

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

Accounting Statements Not Yet Adopted
-------------------------------------

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

         Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has early adopted SOP 98-1 effective January 1, 1998. The impact of this statement was not material on the Company's earnings or financial position as of December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The Company uses its revolving credit facility, term loan, senior subordinated notes and bonds to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the Eurodollar Rate, Federal Funds Rate or the prime rate.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loan, senior subordinated notes and bonds in effect at December 31, 1998. Note 18 to the consolidated financial statements should be read in conjunction with the table below (dollar amount in thousands).

                                                     Year of Maturity
                                                                                                   Total        Fair
                                                                                                   Due          Value
                                                                                                   at           at
                                 1999       2000       2001        2002       2003    Thereafter   Maturity     12/31/98
                                 ----       ----       ----        ----       ----    ----------   --------     --------
Interest rate sensitive
assets:
Noninterest bearing
checking and savings
accounts                         $1,887     $ --       $ --        $ --      $   --     $  --        $1,887       $1,887
     Average interest rate          --%                                                                 --%           --

Interest-bearing checking
accounts, savings accounts
and money market deposit
accounts                            905                                                                 905          905
     Average interest rate         4.50                                                                4.50           --
                                -------    -------    -------     -------    -------     -----     --------     --------


                                 $2,792                                                              $2,792       $2,792
                                 ======                                                              ======       ======
                                  1.46%                                                               1.46%           --
                                  =====                                                               =====

Interest rate sensitive
liabilities:
Noninterest bearing
checking and savings
accounts                         $4,189     $   --     $ --        $ --      $   --      $  --       $4,189       $4,189
     Average interest rate          --%                                                                 --%           --

Short-term and variable
rate borrowings                  11,017     13,117     20,117      19,117        117       173       63,658       63,658
     Average interest rate         7.39       7.00       7.00        7.00       7.05      7.10         7.00           --

Fixed-rate borrowings                                              68,792                            68,792       72,100
     Average interest rate                                          13.75                             13.75           --
                                -------    -------    -------     -------    -------     -----     --------     --------

                                $15,206    $13,117    $20,117     $87,909    $   117     $ 173     $136,639     $139,947
                                =======    =======    =======     =======    =======     =====     ========     ========
                                   5.35%      7.00%      7.00%      12.28%      7.05%     7.10%       10.18%          --
                                   ====       ====       ====       =====       ====      ====        =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                      HOSIERY CORPORATION OF AMERICA, INC.

         Index to Financial Statements and Financial Statement Schedule
                                                                                            Page Number
                                                                                            -----------
Financial Statements and Independent Auditors' Report:
        Independent Auditors' Report....................................................        19
        Consolidated Balance Sheets--December 31, 1998 and 1997.........................        20
        Consolidated Statements of Operations--For the years ended December 31, 1998,
           1997 and 1996................................................................        21
        Consolidated Statements of Cash Flows--For the years ended December 31, 1998,
           1997 and 1996................................................................        22
        Consolidated Statements of Stockholders' Deficiency--For the years
           ended December 31, 1998, 1997 and 1996.......................................        24
        Notes to Consolidated Financial Statements......................................        26
Financial Statement Schedule and Independent Auditors' Report:
        Independent Auditors' Report....................................................        S-1
        Schedule I--Valuation and Qualifying Accounts--For the years ended
           December 31, 1998, 1997 and 1996.............................................        S-2

        Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Hosiery Corporation of America, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 5, 1999, (except for Note 23, as to which the date is March 26, 1999)


                                     HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31, 1998 AND 1997
                                         (Dollars in thousands, except per share data)

                                                                                                1998         1997
                                                                                             ---------    ---------
ASSETS
CURRENT ASSETS:
    ......................................................................................
     Cash and cash equivalents ...........................................................   $      --    $   4,327
     Accounts receivable, less an allowance for doubtful accounts of
      $1,901 and $1,448 in 1998 and 1997, respectively ...................................      32,214       24,180
     Inventories .........................................................................      20,008       15,158
     Prepaid and other current assets ....................................................       3,748        2,398
                                                                                             ---------    ---------
          Total current assets ...........................................................      55,970       46,063
PROPERTY AND EQUIPMENT, net ..............................................................      17,906       17,261
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................      46,933       30,795
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $6,774 and $5,316 in 1998 and 1997, respectively ....................................       4,790        6,084
GOODWILL, less accumulated amortization of $61 in 1998 ...................................       3,733           --
OTHER ASSETS .............................................................................         707          397
                                                                                             ---------    ---------
TOTAL ....................................................................................   $ 130,039    $ 100,600
                                                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit .....................................................   $   3,400    $      --
     Current portion of long-term debt ...................................................       7,617        3,117
     Current portion of capital lease obligations ........................................       1,726        1,550
     Bank overdrafts .....................................................................       1,397           --
     Accounts payable ....................................................................      10,321        7,120
     Accrued expenses and other current liabilities ......................................       9,389        5,366
     Accrued interest ....................................................................       4,771        4,608
     Accrued coupon redemption costs .....................................................       4,679        4,568
     Deferred income taxes ...............................................................       8,115        7,279
                                                                                             ---------    ---------
          Total current liabilities ......................................................      51,415       33,608
LONG-TERM DEBT, Less current portion .....................................................     121,433      129,307
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................       5,176        4,591
ACCRUED COUPON REDEMPTION COSTS ..........................................................         408          429
DEFERRED INCOME TAXES ....................................................................      10,884        3,876
                                                                                             ---------    ---------
          Total liabilities ..............................................................     189,316      171,811
                                                                                             ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .............................................................         885          872
                                                                                             ---------    ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $101,236 and
       $79,838 in 1998 and 1997, respectively), 3,748,497 and 3,739,782 shares issued
       in 1998 and 1997, respectively, 3,739,782 shares outstanding in 1998 and 1997 .....      37,485       37,398
     Common stock, voting, $.01 par value: 3,000,000 shares authorized, 1,340,122 and 1,321,522 shares issued in 1998 and 1997, respectively,
       1,321,522 shares outstanding in 1998 and 1997 .....................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding ...................           1            1
     Additional paid-in capital ..........................................................      18,869       16,565
     Compensatory stock options outstanding ..............................................      20,943       22,938
     Accumulated deficit .................................................................    (134,950)    (148,301)
     Restricted stock ....................................................................        (447)        (697)
                                                                                             ---------    ---------
                                                                                               (58,086)     (72,083)
     Treasury stock, at cost, 27,315 shares in 1998 (8,715 preferred shares
       and 18,600 common shares) .........................................................      (2,076)          --
                                                                                             ---------    ---------
          Net stockholders' deficiency ...................................................     (60,162)     (72,083)
                                                                                             ---------    ---------
TOTAL ....................................................................................   $ 130,039    $ 100,600
                                                                                             =========    =========

                 See notes to condensed consolidated financial statements.


                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                                  (Dollars in thousands)


                                                                                             1998        1997        1996
                                                                                          ---------   ---------   ---------
NET REVENUES ..........................................................................   $ 198,681   $ 178,682   $ 162,763
                                                                                          ---------   ---------   ---------
COSTS AND EXPENSES:
     Cost of sales ....................................................................      91,352      82,119      75,184
     Administrative and general expenses ..............................................      13,694      12,121      11,404
     Provision for doubtful accounts ..................................................      11,536      10,791      10,057
     Marketing costs ..................................................................      36,585      30,538      22,055
     Coupon redemption costs ..........................................................       3,843       3,671       4,140
     Depreciation and amortization ....................................................       3,405       3,059       2,996
     Compensation related to stock options ............................................          --          --      22,938
     Expenses related to stock offering and acquisition ...............................          --          --       1,587
     Other expenses (income) ..........................................................         186         529         (41)
                                                                                          ---------   ---------   ---------
 OPERATING INCOME .....................................................................      38,080      35,854      12,443
     Interest income ..................................................................          71          90         327
     Interest expense .................................................................      16,632      18,109      18,466
                                                                                          ---------   ---------   ---------
 INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES .................................................................      21,519      17,835      (5,696)
 PROVISION (BENEFIT) FOR INCOME TAXES .................................................       8,055       6,242      (1,390)
                                                                                          ---------   ---------   ---------
 NET INCOME (LOSS) ....................................................................   $  13,464   $  11,593   $  (4,306)
                                                                                          =========   =========   =========

                 See notes to consolidated financial statements.

                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                 (Dollars in thousands)


                                                                                             1998        1997         1996
                                                                                           -------     -------      -------
OPERATING ACTIVITIES:
    ...................................................................................
   Net income (loss) ..................................................................    $13,464     $11,593      $(4,306)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ...................................................      3,405       3,059        2,996
      Amortization of debt issue costs and discounts ..................................      1,701       1,844        1,852
      Compensation related to stock options ...........................................         --          --       22,938
      (Gain) loss on sale and abandonments of property and equipment ..................         (7)          4           (3)
      Amortization of restricted stock ................................................        250         250          552
      Amortization of deferred customer acquisition costs .............................     32,134      24,489       17,994
      (Increase) decrease in operating assets:
            Accounts receivable .......................................................     (7,596)     (1,241)      (3,231)
            Inventories ...............................................................     (4,513)        380       (5,724)
            Payments for deferred customer acquisition costs ..........................    (48,272)    (30,620)     (23,083)
            Prepaid and other current assets ..........................................     (1,297)       (528)        (488)
            Other assets ..............................................................       (604)        (44)         298
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ..................      8,394        (630)       3,842
            Income taxes payable ......................................................         --          --         (129)
            Deferred income taxes .....................................................      7,844       3,150       (5,043)
            Accrued coupon redemption costs ...........................................       (321)       (542)      (1,099)
                                                                                           -------     -------      -------
                  Net cash provided by operating activities ...........................      4,582      11,164        7,366
                                                                                           -------     -------      -------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment .............................................     (1,191)       (919)      (2,522)
   Acquisition of business ............................................................     (3,914)         --           --
   Proceeds from sale of property and equipment .......................................         20           3           39
                                                                                           -------     -------      -------
                  Net cash used in investing activities ...............................     (5,085)       (916)      (2,483)
                                                                                           -------     -------      -------
FINANCING ACTIVITIES:
   Net borrowings under line of credit ................................................      3,400          --           --
   Proceeds from bank and other financing .............................................         --      65,000           --
   Payments on bank and other financing ...............................................     (3,617)    (70,566)      (8,391)
   Payments on capital leases .........................................................     (1,663)     (1,783)      (1,519)
   Debt issuance costs ................................................................       (164)       (532)          --
   Proceeds from exercise of options, net of tax ......................................        296          --           --
   Purchase of treasury stock .........................................................     (2,076)         --           --
                                                                                           -------     -------      -------
                  Net cash used in financing activities ...............................     (3,824)     (7,881)      (9,910)
                                                                                           -------     -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................     (4,327)      2,367       (5,027)
   Cash and cash equivalents at beginning of year .....................................      4,327       1,960        6,987
                                                                                           -------     -------      -------
   Cash and cash equivalents at end of year ...........................................    $    --     $ 4,327      $ 1,960
                                                                                           =======     =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ........................................................................    $14,768     $16,310      $16,719
                                                                                           =======     =======      =======
      Income taxes ....................................................................    $ 1,618     $ 3,303      $ 4,102
                                                                                           =======     =======      =======



                    HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Dollars in thousands)


(Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations of $2,424, $1,999 and $2,338 were entered into for new equipment during 1998, 1997 and
   1996, respectively.

   In 1996, two officers of the Company were granted approximately $300 of redeemable equity securities as additional compensation for 1996.


                       See notes to consolidated financial statements.


                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                     (Dollars in thousands)

                                        PREFERRED STOCK                  COMMON STOCK
                                       -------------------   --------------------------------------                  Retained
                                                                                       CLASS A,        Additional    Earnings
                                               PIK                                    NON VOTING         Paid-In      (Accum.
                                         Shares    Amount      Shares    Amount     Shares   Amount      Capital      Deficit)
                                       ---------  --------   ---------   ------   ---------  ------    ----------    ---------
BALANCE January 1, 1996                3,739,782  $ 37,398   1,321,522     $ 13      75,652     $ 1     $ 16,753     $(155,588)
Net loss                                                                                                                (4,306)
Compensation under restricted
   stock awards
Stock options granted
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                           (84)
Foreign currency translation
                                       ---------   -------   ---------   ------   ---------   -----     ---------     ---------
BALANCE December 31, 1996              3,739,782    37,398   1,321,522       13      75,652       1        16,669      (159,894)
Net income                                                                                                               11,593
Compensation under restricted
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                           (104)
                                       ---------   -------   ---------   ------   ---------   -----     ---------     ---------
BALANCE December 31, 1997              3,739,782    37,398   1,321,522       13      75,652       1        16,565      (148,301)
Net income                                                                                                               13,464
Compensation under restricted
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                           (121)
Purchase of shares for treasury                                                                                            (113)
Exercise of stock options, net of tax                           17,344                                      2,291
Reclass of redeemable equity
   securities                              8,715        87       1,256                                        134
                                       ---------  --------   ---------  -------   ---------  ------     ---------    ----------
BALANCE December 31, 1998              3,748,497  $ 37,485   1,340,122     $ 13      75,652     $ 1      $ 18,869     $(134,950)
                                       =========  ========   =========  =======   =========  ======     =========    ==========


(Continued)

                                  HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                       (Dollars in thousands)

                                                 TREASURY STOCK
                                       ----------------------------------                 Compensatory
                                       Preferred      Common                                  Stock        Foreign
                                       Stock          Stock                   Restricted     Options       Currency
                                       Shares         Shares       Amount       Stock      Outstanding    Translation      Total
                                       ---------      ------       ------     ----------  ------------    -----------      -----
BALANCE January 1, 1996                      -            -          $ -       $ (1,499)           $ -         $ 2      $(102,920)
Net loss                                                                                                                   (4,306)
Compensation under restricted
   stock awards                                                                     552                                       552
Stock options granted                                                                           22,938                     22,938
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                                            (84)
Foreign currency translation                                                                                    (2)            (2)
                                       ---------      ------       ------      --------        -------      ------       --------
BALANCE December 31, 1996                    -            -            -           (947)        22,938           -        (83,822)
Net income                                                                                                                 11,593
   stock awards                                                                     250                                       250
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                                           (104)
                                       ---------      ------       ------      --------        -------      ------      ---------
BALANCE December 31, 1997                   -            -            -            (697)        22,938           -        (72,083)
Net income                                                                                                                 13,464
Compensation under restricted
   stock awards                                                                     250                                       250
Accretion of preference value over
   carrying value of redeemable
   preferred stock                                                                                                           (121)
Purchase of shares for treasury          (8,715)     (18,600)      (2,076)                                                 (2,189)
Exercise of stock options, net of tax                                                           (1,995)                       296
Reclass of redeemable equity
   securities                                                                                                                 221
                                       ---------     -------     --------      ---------       -------      ------      ---------
BALANCE December 31, 1998                (8,715)     (18,600)    $ (2,076)       $ (447)       $20,943      $    -      $ (60,162)
                                       =========     =======     ========      =========       =======      ======      =========

       See notes to consolidated financial statements.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


1.     ORGANIZATION

       Hosiery Corporation of America, Inc. and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout the United States and the United Kingdom. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply approximately 80% of all the hosiery required by the Company's continuity program.


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

       Deferred Customer Acquisition Costs - Deferred customer acquisition costs consist of marketing costs (postage, printed material, customer list rentals, etc.) of the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers. These costs are aggregated by promo- tional program and are amortized on an accelerated basis based upon the estimated current year revenue in proportion to the expected future revenue generated by these customers. Approximately 58% of these costs are amortized in the first 12 months, 70% within 18 months, and 80% within 24 months. The loss incurred on front end shipments to customers is charged to operations at the time of the front end shipment.

       Software Costs - Software costs, principally internally developed, consist of the expenses associated with the development (computer time, license, programming time) of material software projects with a long-term benefit and are included in the consolidated balance sheet as Other Assets. The Company amortizes these assets on a straight-line basis over 7 years.

       Goodwill - Goodwill (the excess of cost over fair value of the underlying assets at the date of acquisition) is being amortized on a straight-line basis over 30 years.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       Derivative Financial Instruments - The Company enters into interest rate caps to manage exposure to fluctuations in interest rates. Premiums paid on caps are amortized to interest expense over the term of the cap. The interest rate caps were fully amortized at December 31, 1997.

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

       Foreign Currency Translation - Foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and certain marketing expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in income in the year of occurrence. The effect of recording translation adjustments in income instead of equity for the Company's Canadian operations is not material to the financial statements.

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

       New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company adapted SFAS No. 130 effective January 1, 1998. There was no effect of implementing this standard as comprehensive income is the same as net income.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

       In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has early adopted SOP 98-1 effective January 1, 1998. The impact of this statement was not material on the Company's earnings or financial position as of December 31, 1998.

       Reclassifications - Certain reclassifications were made to the prior year's consolidated financial statements to conform to classifications used in the current period.


3.     OPERATING SEGMENTS

       The Company  organizes its business units into two  geographic  segments:
       North America and International. The President of Hosiery Corporation of America, Inc., is responsible for North America, and the President of Hosiery Corporation International is responsible for all International locations. The business is basically the same in both segments in that the bulk of the pantyhose is self-manufactured and sold directly to the end user via mail order. The business is a continuity business, and the goal of the program is to maintain customers in the program receiving full-priced shipments. Since North America is the established business (23 years) as compared to International (3 years), this explains the difference in profitability.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)

3.     OPERATING SEGMENTS (continued)

       The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                                                             1998
                                                       North America      International         Total
                                                       -------------      -------------        -------
       Revenues from External Customers                   173,580             25,101           198,681
       Interest Revenue                                        56                 15                71
       Interest Expense                                    16,632                 --            16,632
       Depreciation and Amortization                        3,326                 79             3,405
       Segment Profit (EBITDA) (1)                         40,561                995            41,556
       Segment Assets                                     111,924             18,115           130,039
       Income Tax Expense (Benefit)                         7,707                348             8,055
       Long-Lived Assets                                   26,824                312            27,136

                                                                             1997
                                                       North America      International         Total
                                                       -------------      -------------        -------
       Revenues from External Customers                   159,988             18,694           178,682
       Interest Revenue                                        80                 10                90
       Interest Expense                                    18,109                 --            18,109
       Depreciation and Amortization                        2,980                 79             3,059
       Segment Profit (EBITDA) (1)                         41,845             (2,842)           39,003
       Segment Assets                                      91,297              9,303           100,600
       Income Tax Expense (Benefit)                         7,352             (1,110)            6,242
       Long-Lived Assets                                   23,344                398            23,742

                                                                             1996
                                                       North America      International         Total
                                                       -------------      -------------        -------
       Revenues from External Customers                   153,797              8,966           162,763
       Interest Revenue                                       322                  5               327
       Interest Expense                                    18,466                 --            18,466
       Depreciation and Amortization                        2,967                 29             2,996
       Segment Profit (EBITDA) (1)                         40,459               (168)           40,291
       Segment Assets                                      85,875              6,725            92,600
       Income Tax Expense (Benefit)                        (1,315)               (75)           (1,390)
       Long-Lived Assets                                   24,807                447            25,254

(1) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) represents Income (Loss) Before Provision (Benefit) For Income Taxes of $21,519, $17,835 and ($5,696) for 1998, 1997 and
              1996, respectively, excluding Interest Expense of $16,632, $18,109 and $18,466 for 1998, 1997 and 1996, respectively, Depreciation and Amortization of $3,405, $3,059 and $2,996 for 1998, 1997 and
              1996, respectively, Compensation related to Stock Options of $22,938 in 1996 and Expenses related to Stock Offering and Acquisition of $1,587 in 1996. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


4.     ACQUISITION

       On June 10, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enchantress Hosiery Corporation of Canada Ltd. ("EHC") for approximately $3,900 which was funded through a borrowing under the Company's revolving credit facility. EHC is engaged in the direct mail marketing and distribution of quality sheer hosiery products to consumers throughout Canada. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on estimated fair values at date of acquisition. The fair value of assets acquired and liabilities assumed was approximately $100. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $3,800 is amortized over a period of 30 years using the straight-line method.

5.     PROVISION FOR COUPON REDEMPTION

       As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During 1998, customers with an average of 33 coupons redeemed for a free gift after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.

6.     INVENTORIES
                                                      1998           1997
                                                      ----           ----

          Raw materials.......................      $   909        $   546
          Work-in-process.....................        3,023          2,748
          Finished goods......................       13,500          9,820
          Promotional and packing material....        2,576          2,044
                                                    -------        -------
                                                    $20,008        $15,158
                                                    =======        =======

7.     PROPERTY AND EQUIPMENT

                                                      1998           1997
                                                      ----           ----

          Land and buildings....................    $ 7,015        $ 7,015
          Machinery and equipment...............     22,658         20,683
          Furniture and fixtures................      2,322          2,213
          Leasehold improvements................      3,781          3,735
          Automobiles...........................        642            635
                                                    -------        -------
                                                     36,528         34,281
          Less accumulated depreciation
               and amortization.................     18,621         17,020
                                                    -------        -------
                                                    $17,907        $17,261
                                                    =======        =======

       Property and equipment includes assets acquired under capital leases, principally machinery and equipment having a net book value of approximately $7,252 and $6,556 as of December 31, 1998 and 1997, respectively. Related accumulated depreciation and amortization was $7,801 and $6,063, respectively. Depreciation and amortization expense for capital lease assets for 1998, 1997 and 1996 was $1,738, $1,542, and $1,529, respectively.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


8.     OTHER ASSETS
                                                               1998      1997
                                                               ----      ----
          Software, net of accumulated amortization of
            approximately $6,190 and $5,881, respectively....  $444      $312
          Deposits...........................................   176        14
          Miscellaneous other................................    87        71
                                                               ----      ----
                                                               $707      $397
                                                               ====      ====

9.     OTHER EXPENSES (INCOME)

       Included in other expenses (income) are the following:
                                                                                   1998        1997         1996
                                                                                   ----        ----         ----
          Loss (gain) on foreign exchange.................................         $194        $225         $(39)
          Multistate group administrative expenses........................           --         300           --
          Miscellaneous expenses (income).................................           (8)          4           (2)
                                                                                   ----        ----         ----
                                                                                   $186        $529         $(41)
                                                                                   ====        ====         ====

10.    LINE OF CREDIT AND LONG-TERM DEBT

                                                                                               1998          1997
                                                                                               ----          ----
            Amounts due under term loan agreement....................................        $ 59,500      $ 63,000
            13.75% Senior Subordinated Notes due August 2002.........................          68,792        68,549
            Serial bonds issued by the South Carolina Jobs-Economic  Development
                Authority  with interest rates ranging from 5.8% to 7.1% payable
                Beginning  July  1993  in  quarterly   principal   payments  and
                semi-annual  Payments  to the  trustee of the  Bonds.  Bonds are collateralized by a Letter of credit and a building addition in
                South Carolina.......................................................             758           875
                                                                                             --------      --------

            Total long-term debt.....................................................         129,050       132,424
            Less current portion.....................................................           7,617         3,117
                                                                                             --------      --------
            TOTAL LONG-TERM PORTION..................................................        $121,433      $129,307
                                                                                             ========      ========

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)

10.    LONG-TERM DEBT (continued)

       On October 17, 1994, the Company entered into a revolving credit and term loan agreement (the "Agreement") with a group of banks which was restructured on November 20, 1997 and amended on March 26, 1999.
       Outstanding borrowings at December 31, 1998 and 1997 are $59,500 and $63,000, respectively. The facility is secured by substantially all of the assets of Hosiery Corporation of America. The facility is also subject to the continuing guarantees of the subsidiaries of Hosiery Corporation of America. The revolving credit and term loan portions of the facility have maximum borrowings of $20,000 and $65,000, respectively. The revolving credit facility expires on February 1, 2002. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest under the revolving credit facility is payable at the banks' prime lending rate plus 0.5% (8.25% at December 31, 1998). There were borrowings outstanding under the revolving credit facility at December 31, 1998 of $3,400 and $0 in 1997. The amount available under the revolving credit facility at December 31 was $15,800 and $17,700 in 1998 and 1997, respectively. The term loan is payable in quarterly installments ranging from $750 to $5,000, with a final payment due February 1, 2002. Interest under the term loan is generally payable quarterly and is charged at a premium of 0.5% over the Base Rate or 1.5% over the Eurodollar Rate as defined in the Agreement. The rate in effect at December 31, 1998 ranged from 6.44% to 7.25%. Additionally, fees are charged on the average daily amount of unused commitment and are payable quarterly. Under the terms of the Agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the Agreement.

       During 1994, the Company sold the 13.75% Senior Subordinated Notes, with a principal amount of $70,000, at a discount, which discount is being amortized using the interest method over the life of the notes at an effective interest rate of 14.38%. Interest is payable semi-annually. The Notes were sold in denominations of one thousand dollars, each of which contained one share (collectively the "Shares") of the Company's Class A Non Voting Common Stock, par value $.01 per share. The Notes and the Shares were immediately detachable. Beginning October 1, 1997, the Notes, or a portion thereof, are subject to redemption at the option of the Company at specified redemption prices ranging from 100% to 112% of the aggregate principal amounts of Notes so redeemed. Upon the occurrence of a Change of Control, as defined, each holder of the Notes shall have the right to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof. Under the terms of the agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets.

       In accordance with the Agreement and Notes, the Company is not permitted to declare or pay any dividend or make any distribution in respect of the Company's or any of its Restricted Subsidiaries' Equity Interests other than dividends or distributions payable solely in shares of its Capital Stock. The Company was in compliance with all debt covenants noted above as of December 31, 1998 except minimum EBITDA and leverage ratios. On March 26, 1999, the group of banks amended the Agreement (see Note 23) which included revisions of certain financial covenants as of December 31, 1998. Under the amended Agreement, the Company is in compliance with all debt covenants as of December 31, 1998.

       The Company was contingently liable for outstanding letters of credit in the amount of approximately $839 as of December 31, 1998.

       Maturities of long-term debt consisted of the following as of December 31, 1998:

                  1999................................   $   7,617
                  2000 ...............................      13,117
                  2001 ...............................      20,117
                  2002 ...............................      87,909
                  2003 ...............................         117
                  Thereafter .........................         173
                                                          --------
                                                          $129,050
                                                          ========

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


11.    INCOME TAXES

       The provision for income taxes (benefit) consists of the following:

                                              1998       1997        1996
                                              ----       ----        ----
          Federal:
          Current.......................... $   468     $2,640     $ 3,474
          Deferred.........................   6,701      3,297      (5,215)
                                             ------    -------     -------
                                              7,169      5,937      (1,741)
                                             ------    -------     -------
          States:
          Current..........................     (31)       451         179
          Deferred.........................     728       (146)        172
                                             ------     ------     -------
                                                697        305         351
                                             ------     ------     -------
          Foreign:
          Current..........................      --         --          --
          Deferred.........................     189         --          --
                                             ------     ------     -------
                                                189         --          --
                                             ------     ------     -------
                                             $8,055     $6,242     $(1,390)
                                             ======     ======     =======

       The  components  of  net  deferred  tax  liabilities   consisted  of  the
       following:

                                                             1998        1997
          Deferred tax liabilities:                        --------    --------
               Deferred customer acquisition costs......    $12,129    $  9,810
               Accounts receivable......................      7,309       6,422
               Prepaid assets...........................      3,642       2,107
               Property and equipment...................        508         635
               Other assets.............................        802       1,209
               Other current assets.....................        161         227
               Accrued coupon redemption costs..........        368         289
               State deferred taxes                           1,885       1,019
               Other....................................        199          --
                                                           --------    --------
                                                             27,003      21,718
                                                           --------    --------
          Deferred tax assets:
               Accrued expenses.........................       (868)       (727)
               Stock option.............................     (7,121)     (9,821)
               Other....................................        (15)        (15)
                                                           --------    --------
                                                             (8,004)    (10,563)
                                                           --------    --------
                                                            $18,999     $11,155
                                                           ========    ========

       The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:

                                                            1998                    1997                    1996
                                                            ----                    ----                    ----
        Tax provision (benefit) at
            statutory rate........................   $7,317      34.0%       $6,064       34.0%       $(1,937)    (34.0)%
        State taxes, net of federal benefit.......      460       2.1           202        1.1            232       4.1
        Foreign incremental tax...................       43       0.2            --         --             --        --
        Other.....................................      235       1.1           (24)      (0.1)           315       5.5
                                                     ------      ----        ------       ----        -------     -----
        Provision (benefit) for income taxes......   $8,055      37.4%       $6,242       35.0%       $(1,390)    (24.4)%
                                                     ======      ====        ======       ====        =======     =====

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)

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

13.    TREASURY STOCK

       Pursuant to the Recapitalization Agreement (see Note 14), the Company repurchased from the Stockholder for approximately $199.0 million, which includes approximately $0.9 million in post-closing adjustments, all of its then outstanding shares of Preferred Stock (5,460 Class A shares and 9,425 Class B shares) and 17,337 shares of its then outstanding Common Stock. These shares along with all previously acquired shares of Preferred and Common Stock were then retired. During 1995, additional post closing adjustments totaling $88 were made to the purchase price relating to the retired treasury shares. During 1998, the Company repurchased from two officers of the Company a total of 18,600 shares of common stock and 8,715 shares of preferred stock for a total value of $1,556.

14.    RECAPITALIZATION

       On July 19, 1994, an affiliate of Kelso & Company, Inc. ("Kelso"), the Company and Joseph A. Murphy, the sole stockholder of the Company (the "Stockholder"), entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, the Company repurchased from the Stockholder (the "Repurchase") for approximately $191,200, which includes approximately $900 in post-closing adjustments (net of $7,800 received from the Stockholder for the purchase of certain assets (see below)), all of its then outstanding shares of preferred stock and a substantial portion of its then outstanding shares of common stock. On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"), pursuant to which certain affiliates and designees of Kelso and certain members of operating management of the Company (collectively, the "Investor Group"), purchased a controlling equity interest in the Company. The Company effected the Repurchase with the proceeds of the Financing (as defined below). Following the consummation of the Repurchase (and after giving effect to the purchase of common stock by the Investor Group pursuant to the Financing), the Investor Group owned approximately 74% of the Company's common stock, with the Stockholder retaining approximately 21% of the Company's common stock.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


14.    RECAPITALIZATION (continued)

       The Company obtained the funds necessary to effect the Repurchase, repay certain existing indebtedness of the Company and pay the fees and expenses incurred in connection with the Recapitalization primarily from the proceeds of a financing (the "Financing") which included (i) borrowings of $80,000 under a credit agreement, consisting of $80,000 of term loan facilities (the "Term Loan Facilities") and a $15,000 revolving credit facility, entered into among the Company, Bankers Trust Company, and the banks signatory thereto, (ii) gross proceeds of approximately $69,100 from the issuance and sale of the Units (each unit consisting of one Senior Subordinated Note and one share of Class A Common Stock),
       (iii) gross proceeds of approximately $36.5 million from the sale to the Investor Group of shares of a new class of pay-in-kind preferred stock of the Company for cash, and (iv) gross proceeds of approximately $17,100 from the sale to the Investor Group of shares of Common Stock for cash. The Company also utilized working capital of approximately $2,000 to pay fees and expenses incurred in connection with the Recapitalization. In addition, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively (see Note 20).

       The Recapitalization and Stock Purchase Agreement contained customary representations, warranties and conditions. The Recapitalization and
       Stock Purchase Agreement also provided that, at or prior to the consummation of the Acquisition, the Stockholder and the Company enter into an Escrow agreement pursuant to which, among other things, $10,000 of the aggregate purchase price paid by the Company to the Stockholder pursuant to the Repurchase be held in escrow to provide a source of payment to satisfy the Stockholder's indemnification obligations under the Recapitalization and Stock Purchase Agreement.

       Prior to the Recapitalization, the Company had authorized classes of voting and non-voting common stock, with shares of voting stock issued and outstanding. As part of the Recapitalization, such non-voting stock was retired and such voting stock was changed and reclassified from Class A Common Stock, par value $1.00 per share, into one share of Common Stock, par value $.01 per share. In addition, in connection with the Recapitalization, the Company issued and sold shares of non-voting Class A Common Stock, a small number of which was purchased by certain designees of Kelso, and the remainder of which was sold in the form of Shares as part of the Units. Upon the occurrence of any Conversion Event (as defined, e.g., any transfer of shares of Class A Common Stock to any persons who are not affiliates of the transferor), each share of Class A Common Stock shall be convertible into one share of the Company's Common Stock. Subsequent to the Recapitalization, the Company effected a stock split of its Common Stock on approximately a 62.22-to-1 basis.

       On November 20, 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15,000 to $20,000, a substantial change in the timing of principal payments and changes to the debt covenants.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)

15.    LEASE COMMITMENTS

       The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 1998:

         Year ending                                   Capital       Operating
         December 31,                                  Leases          Leases
         ------------                                  -------       ---------
         1999........................................   $1,992         $1,929
         2000........................................    1,587          1,120
         2001........................................    1,465          1,046
         2002........................................    1,140            991
         2003........................................      643            973
         Thereafter..................................      722          3,329
                                                        ------         ------
                                                         7,549         $9,388
                                                                       ======
         Amount representing imputed
            interest.................................      647
                                                        ------
         Present value of net minimum
            lease payments...........................    6,902
         Less current portion........................    1,726
                                                        ------
                                                        $5,176
                                                        ======
       Rental expense under all operating leases for the years ended December 31, 1998, 1997 and 1996, was approximately $2,094, $1,887 and $1,593, respectively.

16.    COMMITMENTS AND CONTINGENCIES

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

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


16.    COMMITMENTS AND CONTINGENCIES (continued)

       In 1997, the Company reached an agreement with a multistate group consisting of eleven states that sought to impose certain disclosure requirements on the Company's promotional materials. The agreement became effective September 1, 1997. During 1997 and 1998, the Company's
       promotional materials included the majority of modifications and clarifications required by the agreement. The modifications the Company has made to its solicitation materials has had a material adverse effect on its domestic response rates. Consequently, the Company feels these modifications and clarifications will have no additional negative impact on the Company's response rates. However, response rates are only one of several factors that affect the Company's results of operations. Also, there may be some additional modifications which will need to be made to the Company's promotional materials to fully satisfy the terms of the Company's agreement with the multistate group, and no assurances can be given that such changes will not have a further effect on the Company's response rate. In accordance with the agreement, the Company paid $300 in administrative expenses and fees during 1997. The agreement also required that refunds be made to customers under certain circumstances for a six-month period. These refunds were not material to the Company's financial condition or results of operations.

       State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. The Company has recently received inquiries from 3 states and a trade association which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

17.    PROFIT SHARING PLAN

       The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $550, $514 and $480 in 1998, 1997 and 1996. respectively.

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

       Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 1998 and 1997, the Company had a carrying amount of long-term debt of $129,050 and $132,424, respectively and an estimated fair value of $132,358 and $139,475, respectively.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)

19.    STOCK OPTION PLAN

       On June 28, 1996, the Board of Directors approved and adopted a stock option plan (the "Option Plan"), providing for the grant to certain employees of the Company and its subsidiaries of options to purchase up to 215,369 shares of Common Stock. On June 28, 1996, the Board of Directors granted options to purchase an aggregate of 215,369 shares of Common Stock. The exercise price with respect to 199,458 shares is $30.00 per share. The exercise price with respect to 15,911 shares will be the price per share obtained in an initial public offering. All options vested on the date of such grant and are only exercisable upon an initial public offering of the Common Stock or certain change of control events. Options expire 10 years from the date of the grant of such option, subject to earlier termination by the Board of Directors. Compensation expense of $22,938 was recorded in the Company's financial statements for the year ending December 31, 1996. On July 29, the Company entered into an agreement with an executive who terminated his employment with the Company (the "Agreement"). In connection with the Agreement, the executive was granted the right to exercise his options at the option price of $30 per share, and simultaneously, the Company reacquired these shares at a fair value of $107 per share.

       A summary of the status of the Company's stock option plan as of December 31, 1998 and changes during the year ending on that date is presented below:

                                                      Options with Exercise         Options with Exercise
                                                          Price Equal to             Price Less Than the
                                                         Market Price of               Market Price of
                                                       Stock on Grant Date         Stock at Date of Grant
                                                      -------------------------   --------------------------
                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                           Shares         Price        Shares          Price
                                                          -------     ---------       --------     ---------
       Outstanding at January 1, 1996                         -0-                          -0-

       Granted                                             15,911       $145.00        199,458        $30.00

       Exercised                                               --                           --

       Cancelled                                               --            --             --            --
                                                          -------       -------     ----------        ------

       Outstanding at December 31, 1996                    15,911       $145.00        199,458        $30.00
                                                                        =======                       ======

       Granted                                                 --                           --

       Exercised                                               --                           --

       Cancelled                                               --            --             --            --
                                                          -------       -------     ----------        ------

       Outstanding at December 31, 1997                    15,911        $96.09        199,458        $30.00
                                                                         ======                       ======

       Granted                                                 --                           --

       Exercised                                               --                       17,344

       Cancelled                                               --            --             --            --
                                                          -------       -------        -------        ------
       Outstanding at December 31, 1998                    15,911       $106.94        182,114        $30.00
                                                          =======       =======        =======        ======
       Options exercisable at December 31,
       1996, 1997 and 1998                                    -0-                       17,344
                                                              ===                       ======
       Weighted average fair value of options
          Granted during 1996                             $145.00                      $145.00
                                                          =======                      =======

       At December 31, 1998, there were no options available for future grants under the Option Plan.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


19.    STOCK OPTION PLAN (continued)

       The  following   table   summarizes   information   about  stock  options
       outstanding at December 31, 1998:

                                     Options Outstanding
                        --------------------------------------------
                                          Weighted
                                           Average          Weighted
                           Number         Remaining          Average
             Exercise   Outstanding      Contractual        Exercise
              Prices    at 12/31/98         Life              Price
             --------   -----------      -----------        ---------
             $ 30.00       182,114        7.5 years           $ 30.00
              106.94        15,911        7.5 years            106.94
                           -------
                           198,025
                           =======

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

       Net loss:

                           As reported                        ($4,306)
                                                               ======

                           Pro forma                          ($5,321)
                                                               ======

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

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


20.    RELATED PARTIES TRANSACTIONS

       In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 1998 and 1997 totaled $250 in each year.

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

       Kelso provides financial advisory services to the Company for an annual fee. Payment for these services and reimbursement of expenses totalled $294 in 1998, $270 in 1997 and $268 in 1996.

21.    PREFERRED STOCK

       The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. Cumulative dividends on preferred shares that have not been declared since the Recapitalization total approximately 6.4 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.4 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation preference thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authorization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)


22.    QUARTERLY INFORMATION (UNAUDITED)


       Summarized quarterly financial data for 1998 and 1997 are set forth below:


                                        March         June        September       December      Total
                                       -------      --------      ---------       --------      -----
1998
Net Revenues.........................  $43,678       $50,516       $48,042        $56,445     $198,681
Gross Profit.........................   21,942        26,309        27,506         31,572      107,329
Operating Income.....................    5,162         8,080        11,609         13,229       38,080
Net Income...........................      697         2,446         4,614          5,707       13,464

1997

Net Revenues.........................  $45,274       $49,589       $39,414        $44,405     $178,682
Gross Profit.........................   22,234        25,532        22,285         26,512       96,563
Operating Income.....................    5,276         9,509         8,866         12,203       35,854
Net Income...........................      464         3,025         2,686          5,418       11,593


23.    SUBSEQUENT EVENTS

       On March 26, 1999, the Company amended its Credit Agreement to include an Incremental Revolving Loan of $5,000. This loan can be made from time to time after the existing revolving credit facility equals $20,000. The Incremental Revolving Loan will be terminated when all principal and accrued interest has been repaid but no later than December 31, 1999.

       In addition to the Incremental Revolving Loan, the Company amended certain financial ratios as defined in the Agreement. These ratios were effective for the December 31, 1998 quarter. (See Note 10.)

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

           None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                   Age     Position
----                   ---     --------
John F. Biagini         55     Chairman and Chief Executive Officer
Darrell Edwards         40     Vice President and Director of Marketing
Arthur Hughes           57     Vice President and Chief Financial Officer
William J. Kelly        49     Senior Vice President, International Operations
Hans Lengers            53     President, U.S. Textile Corporation and Director
Philip G. Whalen        53     President and Chief Operations Officer
Frank K. Bynum, Jr.     36     Director
Michael B. Goldberg     52     Director
Joseph A. Murphy        55     Director


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

         The business experience for at least the last five years of each of the directors and executive officers is as follows:

         Mr. Biagini has been the Chairman and Chief Executive Officer of the Company since consummation of the Recapitalization. Mr. Biagini served as President and Chief Executive Officer from June 1992 through March 1998.

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

         Mr. Whalen has been President of the Company since April 1998. From 1985 to March 1998 he served as President of Enchantress Hosiery of Canada which, in June 1998, became a wholly-owned subsidiary of Hosiery Corporation of America.

         Mr. Bynum has been a Director of the Company since the consummation of the Recapitalization. Mr. Bynum has been a Vice President of Kelso from July 1991 to April 1998 when he was named a Managing Director of Kelso. He is a director of Cygnus Publishing, Inc., IXL Enterprises, Inc., 21st Century Newspapers, Inc. and MJD Communications, Inc.

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

Stockholders Agreement
----------------------

         The Stockholders Agreement provides, among other things, that, (subject to changes that may be made from and after such time with respect to the members and size of the Board of Directors in accordance with the Company's Restated Certificate of Incorporation and By-Laws), the Company's Board of Directors will consist of five members, including (i) two officers of the Company designated by Kelso from certain management stockholders of the Company, (ii) two other individuals designated by Kelso (who may be affiliates of Kelso) and (iii) the Stockholder. In addition, Kelso and the Stockholder agreed pursuant to the Stockholders Agreement that (i) so long as the Stockholder and certain of his transferees collectively own 10% or more of the outstanding Common Stock, the Stockholder shall be a director of the Company and (ii) so long as Kelso and its affiliates collectively are the largest stockholders of the Company and collectively own at least 35% of the outstanding stock of the Company, Kelso shall be entitled to elect a majority of the Board of Directors of the Company. Under the Company's Restated Certificate of Incorporation and By-Laws, the Board of Directors shall consist of not less than three (3) nor more than eight (8) members, and following consummation of the Recapitalization shall be fixed from time to time by resolution of the Board of Directors (the "Board Resolution"), or by resolution adopted by the vote of a majority of the stockholders of the Common Stock or by consent executed on behalf of such stockholders (the "Stockholder Resolution"); provided, that in the event of a conflict between the Board Resolution and the Stockholder Resolution, the Stockholder Resolution shall govern. The Stockholders Agreement also limits transfers of Common Stock and Class A Common Stock by certain parties thereto, and provides for certain tag-along, drag-along and registration rights. (The Stockholders Agreement is dated as of October 17, 1994. The original signatories thereto are the Company; the Stockholder, Joseph A. Murphy; Kelso Investment Associates V, L.P. ("KIAV"); Kelso Equity Partners V, L.P. ("KEPV"); as well as John F. Biagini, CEO of the Company and Hans Lengers, President of U.S. Textile Corporation.)

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation earned by the Chief Executive Officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1997, as well as the total compensation earned by such individuals for the two previous fiscal years.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                            Long-Term
                                                 Annual Compensation      Compensation
                                                ---------------------     ------------
                                                                           Securities           All           Other
                                                                           Underlying          Other          Annual
Name                                Year        Salary      Bonus (b)      Options (c)     Compensation    Compensation
----                                ----        ------      ---------      -----------     ------------    ------------
John F. Biagini                     1998       $367,474      $350,000              --       $ 7,038(a)
   Chairman of the Board &          1997        372,745       500,000              --         7,119(a)
   Chief Executive Officer          1996        352,794       400,000          94,676         7,164(a)

Hans Lengers                        1998        431,919                            --         7,038(a)
   President, U.S. Textile          1997        423,754            --              --         2,230(a)
   Corporation                      1996        419,439            --          47,339         1,789(a)

Robert M. Henry                     1998        288,939        35,000              --         7,038(a)     $1,334,447(d)
   Senior Vice President,           1997        261,146        53,700              --               --
   Systems and Operations           1996        253,869        16,500          17,344               --

Arthur Hughes                       1998        233,451        40,000              --         7,038(a)
   Vice President and               1997        220,615        50,000              --         7,119(a)
   Chief Financial Officer          1996        159,587        50,000          21,322         7,164(a)

William J. Kelly                    1998        231,043        24,000              --         7,038(a)
   Senior Vice President,           1997        232,551        40,000              --         7,119(a)
   International Operations         1996        222,842        30,000          17,344         7,164(a)

Philip G. Whalen                    1998        187,896            --              --               --
   President and
   Chief Operating Officer

----------------
(a)  Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b)  Represents amounts awarded as cash/stock bonuses.
(c)  Represents options granted to certain officers under the Company's Stock Option Plan.
(d)  Includes $1,334,447 of stock option compensation, 17,344 options awarded in 1996.
     Mr. Henry resigned July 15, 1998 and was granted the rights to exercise  his options at the option price of $30 per share and,  simultaneously,  the Company  reaquired  these shares at a fair value of $107 per share. Salary includes severance paid since that date.

Long-Term Compensation
----------------------

Management Stock Purchase and Restricted Stock Award Agreements

         Prior to the closing of the Recapitalization, Mr. Biagini and Mr. Lengers entered into Management Stock Purchase and Restricted Stock Award Agreements with the Company (the "Management Stock Agreements"), pursuant to which Mr. Biagini was granted 18,841 restricted shares of Common Stock and 68,120 restricted shares of PIK Preferred Stock, and Mr. Lengers was granted 9,421 restricted shares of Common Stock and 34,060 restricted shares of PIK Preferred Stock in addition to the shares of Common Stock and PIK Preferred

Stock granted to Mr. Biagini and Mr. Lengers is $1,000,000 and $500,000, respectively. The Common Stock was sold at $16.92 per share and the PIK Preferred Stock at $10.00 per share to the original investor group. Compensation with respect to the grant of shares will be recognized ratably over the six-year period for which services must be performed in order for Messrs. Biagini and Lengers to receive the shares without restriction. No dividends will be paid on any restricted stock. Additionally, in 1995 the management group was offered limited opportunities to purchase stock at the same price as Messrs. Biagini and Lengers which resulted in net proceeds to the Company of $190,000.

                          FISCAL YEAR-END OPTION VALUES

                       Number of Securities
                      Underlying Unexercised            Value of Unexercised
                            Options at                  In-the-Money Options
                       December 31, 1998 (#)          at December 31, 1998 ($)
                       ---------------------          ------------------------

Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
----                 -------------------------       -------------------------

John F. Biagini               0/94,676                      0/6,672,314
Hans Lengers                  0/47,339                      0/3,336,195
Arthur Hughes                 0/21,322                      0/1,334,447
William J. Kelly              0/17,344                      0/1,334,447

         There is no public market for the common stock of the Company. The value utilized for the In-the-Money Options as of December 31, 1998 was based on a valuation completed by an independent appraiser and reviewed by management for reasonableness.

No options were granted during 1998.

Employment Agreements
---------------------
         In August 1980, Hans Lengers entered into an Employment Agreement with the Company's manufacturing subsidiary, U.S. Textile Corporation ("U.S. Textile"), pursuant to which he is employed as President and Chief Executive Officer of U.S. Textile and to manage and operate its business and affairs for his lifetime, such agreement having been amended on September 12, 1994. Mr. Lengers is not entitled to receive compensation upon the voluntary termination of his employment with U.S. Textile. In addition, the Company may abrogate the terms and conditions of the Employment Agreement for good cause as defined by the law of North Carolina, and in any event, the Employment Agreement will terminate upon Mr. Lengers' death, adjudicated incompetency, bankruptcy or physical or mental inability to perform his duties thereunder. The agreement provides for a base salary of $5,000 per month and additional compensation in the amount that 25.0% of the U.S. Textile net profits exceed such base compensation, such that the sum of the base compensation and this additional compensation does not exceed $250,000 per annum, adjusted each year for cost of living increases. The Consumer Price Index for Urban Wage Earners and clerical workers is used as the index to compute cost of living increases. The ceiling for Mr. Lengers' salary in 1998 was $439,000. In addition, Mr. Lengers has agreed during the time of his employment not to devote any of his time and efforts to the affairs of any other business in direct competition with U.S. Textile.

         The aforementioned employment agreements require a successor to the employer thereunder to assume the respective obligations of such employer under the applicable agreement.

Compensation Committee Interlocks and Insider Participations in Compensation Decisions
----------------------------------------------------------------------------
         Mr. Biagini was the Chairman and Chief Executive Officer of the Company during the last fiscal year. Messrs. Goldberg and Bynum are both general partners of the general partner of KIAV, general partners of KEPV and are Managing Directors of Kelso.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT
----------------------------------------------------------------
         The following table sets forth information as of March 29, 1999 with respect to the beneficial ownership of shares of Common Stock of all stockholders of the Company who are known by the Company to beneficially own more than 5% of any such class, by each director, by each executive officer of the Company named in the summary compensation table and by all directors and executive officers of the Company as a group, as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. The Common Stock set forth in the following table includes voting Common Stock and non-voting Class A Common Stock. Except as indicated in the footnotes below, all shares of Common Stock are voting Common Stock. Prior to the consummation of the Recapitalization, all of the issued and outstanding shares of Common Stock and Old Preferred Stock were owned by the Stockholder.

                                                                                         Percentage of Shares
         Name and Address                                     Number of Shares             of Common Stock
         of Beneficial Owner                                  of Common Stock                Outstanding
         -------------------                                  ----------------           --------------------
         Kelso Investment Associates V, L.P. (a)(b).......           995,932                    70.77%
         Kelso Equity Partners V, L.P. (a)(b).............           995,932                    70.77%
         Joseph S. Schuchert(b)...........................             (d)                       (d)
         Frank T. Nickell(b)(c)...........................             (d)                       (d)
         Thomas R. Wall, IV(b)(c).........................             (d)                       (d)
         George E. Matelich(b)............................             (d)                       (d)
         Michael B. Goldberg(b)(c)(e).....................             (d)                       (d)
         David I. Wahrhaftig (b)(c).......................             (d)                       (d)
         Frank K. Bynum, Jr.(b)(c)(e).....................             (d)                       (d)
         Joseph A. Murphy(f)..............................           292,600                    20.79%
         John F. Biagini(f)(g)(h).........................            23,681                     1.68%
         Hans Lengers(f)(g)(h)............................            11,841                      .84%
         William J. Kelly(f)(g)...........................               188                      .01%
         Arthur C. Hughes(f)(g)...........................               471                      .03%
         All directors and executive officers of the
             Company as a group(f)(g).....................           330,914                    23.52%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
         Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships
----------------------
         Kelso affiliates beneficially own 70.8% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities and expenses which may arise in connection with the transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services rendered during 1998 and 1997 were approximately $32,000 and $8,000, respectively.

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

The Recapitalization and Related Transactions
---------------------------------------------
         The Recapitalization Agreement contains customary representations, warranties, indemnities and conditions. In addition, the Recapitalization Agreement provides that the Stockholder, on the one hand, and Company, on the other, will, subject to certain limitations set forth therein, indemnify each other and their respective stockholders, subsidiaries, affiliates, officers and directors and their respective successors and assigns, from, against and in respect of any damages, losses, deficiencies, liabilities, costs and expenses, incurred as a result of any (i) misrepresentations or breaches of warranties set forth in the Recapitalization Agreement or in any certificate delivered pursuant thereto and (ii) non-fulfillment of certain agreements or covenants set forth in the Recapitalization Agreement. The representations and warranties and covenants and agreements to which such indemnification relates are standard and include representations and warranties with respect to ownership of stock, capitalization, financial statements, absence of defaults under agreements and violations of law and similar matters. In addition, the Recapitalization Agreement provides for similar indemnification by the Stockholder with respect to certain other matters, including, among other things, claims by third parties resulting from or arising out of certain activities in connection with the Stockholder's auction and sale of the Company and certain liabilities incurred as a result of the operations (or relating to the assets) which were transferred to the Stockholder prior to the Recapitalization (as described below) or arising out of such transfer. Under the Recapitalization Agreement, such indemnification is subject to certain baskets and deductibles and, in general, has an aggregate limit of $15 million.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
A.   The following documents are filed as a part of this Report:

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

                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------

         3.1       Restated Certificate of Incorporation    Exhibit 3.1 to Registration Statement No.
                   of the Company                           33-87392 on Form S-1 dated May 15, 1995

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

         4.3       Amended and  Restated  Credit            Exhibit 4.3 to Form 10-K dated
                   Agreement  dated as of November 20,      March 30, 1998
                   1997 among the Company; various
                   lending institutions and Bankers
                   Trust Company, as Agent

         *4.4      Amended and Restated Credit Agreement
                   dated as of March 26, 1999 among the
                   Company; various lending institutions
                   and Bankers Trust Company, as Agent


                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------
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

       10.8        Executive  Employment  Agreement         Exhibit 10.1 to Form 10-Q dated
                   between the Company and Philip G.        August 10, 1998
                   Whalen, dated as of March 16, 1998

       10.9        Executive  Employment  Agreement         Exhibit 10.1 to Form 10-Q dated
                   between the Company and Martin J.        November 5, 1998
                   Pearson, dated as of June 30, 1998

       *21.1       Subsidiaries of the Registrant

       *27.0       Financial Data Schedule

         *  Filed herewith.

B.       Reports on Form 8-K filed during the quarter ended December 31, 1998:

         None.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.

                             HOSIERY CORPORATION OF AMERICA, INC.
                                  /s/ ARTHUR C. HUGHES
                             BY: ___________________________
                                  Arthur C. Hughes
                                  Vice President and Chief
                                  Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.

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



______________________________    Director
Joseph A. Murphy



By:  __________________________
        (Name)
         Attorney-in-Fact for each of the
         persons indicated

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Hosiery Corporation of America, Inc.
Bensalem, Pennsylvania

We have audited the consolidated financial statements of Hosiery Corporation of America, Inc., and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 5, 1999, (except for Note 23, as to which the date is March 26, 1999); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 5, 1999, (except for Note 23, as to which the date is March 26, 1999)

SCHEDULE I

                      HOSIERY CORPORATION OF AMERICA, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                          Balance at      Charged to                    Balance at
                                                         Beginning of     Costs and        Amounts        End of
                                                            Period         Expenses      Written Off      Period
                                                         ------------     ----------     -----------    ----------
YEAR ENDED DECEMBER 31, 1998
     Allowance for Uncollectible Accounts.........          $1,448         $11,536         $11,083        $1,901
                                                            ======         =======         =======        ======

YEAR ENDED DECEMBER 31, 1997
     Allowance for Uncollectible Accounts.........          $1,540         $10,791         $10,883        $1,448
                                                            ======         =======         =======        ======

YEAR ENDED DECEMBER 31, 1996
     Allowance for Uncollectible Accounts.........          $1,263         $10,057          $9,780        $1,540
                                                            ======         =======         =======        ======

                                  EXHIBIT INDEX


             EXHIBITS
             --------

        4.4  Amended and Restated  Credit
             Agreement dated as of March 26,
             1999 among the Company; various
             lending institutions and
             Bankers Trust Company, as Agent

       21.1  Subsidiaries of the Registrant


       27.0  Financial Data Schedule