Form 10-Q
period 1999-03-27
HOSIERY CORP OF AMERICA INC
filed 1999-05-07
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 27, 1999

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                      HOSIERY CORPORATION OF AMERICA, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 36-0782950
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                      19020
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                              No
                  ---------------                               ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding at May 6, 1999
-------------------                                   --------------------------
Voting                                                          1,331,574
Class A, non-voting                                                75,652

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           March 27, 1999 and December 31, 1998                                3

           Condensed Consolidated Statements of Operations
           Three month periods ended March 27, 1999 and March 28, 1998         4

           Condensed Consolidated Statements of Cash Flows
           Three month periods ended March 27, 1999 and March 28, 1998         5

           Notes to Condensed Consolidated Financial Statements              6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12


PART II - OTHER INFORMATION                                                13-14
---------------------------

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 1999 AND DECEMBER 31, 1998
                  (Dollars in thousands, except per share data)
                                                                                              March 27,     December 31,
                                                                                                1999            1998
                                                                                             -----------    ------------
ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................   $      --      $      --
     Accounts receivable, less an allowance for doubtful accounts of
      $3,320 and $1,901 in 1999 and 1998, respectively ...................................      37,456         32,214
     Inventories .........................................................................      19,785         20,008
     Prepaid and other current assets ....................................................       3,780          3,748
                                                                                             ---------      ---------
          Total current assets ...........................................................      61,021         55,970
PROPERTY AND EQUIPMENT, net ..............................................................      17,327         17,906
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................      51,067         46,933
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $7,137 and $6,774 in 1999 and 1998, respectively ....................................       4,427          4,790
GOODWILL, less accumulated amortization of $92 and $61 in 1999 and 1998, respectively ....       3,702          3,733
OTHER ASSETS .............................................................................         621            707
                                                                                             ---------      ---------
TOTAL ....................................................................................   $ 138,165      $ 130,039
                                                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit .....................................................   $  12,750      $   3,400
     Current portion of long-term debt ...................................................       7,617          7,617
     Current portion of capital lease obligations ........................................       1,575          1,726
     Bank overdrafts .....................................................................       1,909          1,397
     Accounts payable ....................................................................       8,086         10,321
     Accrued expenses and other current liabilities ......................................      10,573          9,389
     Accrued interest ....................................................................       2,255          4,771
     Accrued coupon redemption costs .....................................................       4,681          4,679
     Deferred income taxes ...............................................................       8,527          8,115
                                                                                             ---------      ---------
          Total current liabilities ......................................................      57,973         51,415
LONG-TERM DEBT, Less current portion .....................................................     121,471        121,433
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................       4,875          5,176
ACCRUED COUPON REDEMPTION COSTS ..........................................................         408            408
DEFERRED INCOME TAXES ....................................................................      11,300         10,884
                                                                                             ---------      ---------
          Total liabilities ..............................................................     196,027        189,316
                                                                                             ---------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .............................................................         914            885
STOCKHOLDERS' DEFICIENCY:                                                                    ---------      ---------
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $106,884 and
       $101,236 in 1999 and 1998, respectively), 3,748,497 shares issued in 1999 and 1998,
       3,739,782 shares outstanding in 1999 and 1998 .....................................      37,485         37,485
     Common stock, voting, $.01 par value: 3,000,000 shares authorized, 1,340,122
       shares issued, 1,321,522 shares outstanding in 1999 and 1998 ......................          13             13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding ...................           1              1
     Additional paid-in capital ..........................................................      18,840         18,869
     Compensatory stock options outstanding ..............................................      20,943         20,943
     Accumulated deficit .................................................................    (133,598)      (134,950)
     Restricted stock ....................................................................        (384)          (447)
                                                                                             ---------      ---------
                                                                                               (56,700)       (58,086)
     Treasury stock, at cost, 27,315 shares in 1999 and 1998 (8,715 preferred shares
       and 18,600 common shares) .........................................................      (2,076)        (2,076)
                                                                                             ---------      ---------
          Net stockholders' deficiency ...................................................     (58,776)       (60,162)
                                                                                             ---------      ---------
TOTAL ....................................................................................   $ 138,165      $ 130,039
                                                                                             =========      =========

                  See notes to condensed consolidated financial statements.

                                              3

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTH PERIODS ENDED MARCH 27, 1999 AND MARCH 28, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                               1999              1998
                                                             --------          --------
NET REVENUES .....................................           $ 57,145          $ 43,678
                                                             --------          --------
COSTS AND EXPENSES:
     Cost of sales ...............................             29,141            21,736
     Administrative and general expenses .........              3,906             3,457
     Provision for doubtful accounts .............              4,745             3,128
     Marketing costs .............................             10,912             8,360
     Coupon redemption costs .....................              1,087             1,065
     Depreciation and amortization ...............                864               774
     Other expenses (income) .....................                256                (4)
                                                             --------          --------
 OPERATING INCOME ................................              6,234             5,162
     Interest income .............................                  9                37
     Interest expense ............................              4,062             4,074
                                                             --------          --------
 INCOME BEFORE PROVISION FOR INCOME TAXES ........              2,181             1,125
 PROVISION FOR INCOME TAXES ......................                829               428
                                                             --------          --------
 NET INCOME ......................................           $  1,352          $    697
                                                             ========          ========

                See notes to condensed consolidated financial statements.

                                            4

              HOSIERY CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTH PERIODS ENDED MARCH 27, 1999 AND MARCH 28, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 1999               1998
                                                                               --------           --------
OPERATING ACTIVITIES:
   Net income .......................................................          $  1,352           $    697
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization .................................               864                774
      Amortization of debt issue costs and discounts ................               430                412
      Other .........................................................                63                 59
      Amortization of deferred customer acquisition costs ...........             9,697              7,262
      (Increase) decrease in operating assets:
            Accounts receivable .....................................            (5,242)              (592)
            Inventories .............................................               223               (489)
            Payments for deferred customer acquisition costs ........           (13,831)           (12,157)
            Prepaid and other current assets ........................               (32)               214
            Other assets ............................................                61                (97)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities             (3,055)             1,208
            Deferred income taxes ...................................               828                323
            Accrued coupon redemption costs .........................                 2                 16
                                                                               --------           --------
                  Net cash used in operating activities .............            (8,640)            (2,370)
                                                                               --------           --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ...........................              (229)              (280)
   Proceeds from sale of property and equipment .....................              --                    8
                                                                               --------           --------
                  Net cash used in investing activities .............              (229)              (272)
                                                                               --------           --------
FINANCING ACTIVITIES:
   Net borrowings under line of credit ..............................             9,350               --
   Payments on bank and other financing .............................               (29)            (1,279)
   Payments on capital leases .......................................              (452)              (406)
                                                                               --------           --------
                  Net cash provided by (used in) financing activities             8,869             (1,685)
                                                                               --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................              --               (4,327)
   Cash and cash equivalents at beginning of year ...................              --                4,327
                                                                               --------           --------
   Cash and cash equivalents at end of period .......................          $   --             $   --
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ......................................................          $  6,123           $  6,058
                                                                               ========           ========
      Income taxes ..................................................          $      1           $    105
                                                                               ========           ========

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


NOTE 1.  Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of Hosiery Corporation of America, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1998, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 27, 1999 and the results of operations and cash flows for the three month periods ended March 27, 1999 and March 28, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.


NOTE 2.  Inventories

                                                    March 27,       December 31,
                                                      1999              1998
                                                   ----------       ------------

Raw materials.....................................  $     708        $     909
Work-in-process...................................      2,939            3,023
Finished goods....................................     13,588           13,500
Promotional and packing material..................      2,550            2,576
                                                    ---------        ---------
                                                    $  19,785        $  20,008
                                                    =========        =========


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

The inquiry with the trade association was satisfactorily resolved with no further modifications to the Company's promotional offers required.

State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. There are currently inquiries outstanding from 2 states which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


NOTE 4.  Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $25,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 0.5% or 1.5% over the Eurodollar rate.

At March 27, 1999, there were outstanding borrowings of $12.8 million at a weighted average interest rate of 7.1%. In addition, there were outstanding letters of credit of approximately $0.8 million resulting in $11.4 million available to borrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three Month Period Ended March 27, 1999
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the audited Consolidated Financial Statements of Hosiery Corporation of America, Inc. and Subsidiaries, and the respective Notes thereto, filed with the registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1998. As used within Item 2 and 3, the term "Company" refers to Hosiery Corporation of America, Inc. and its wholly-owned subsidiaries.

The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company and in the Company's specific market areas: changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herin do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                            Three Month Periods Ended
                                                           ---------------------------
                                                            March 27,        March 28,
                                                              1999             1998
                                                            ---------        ---------
Net revenues ....................................            100.0%            100.0%
         Cost of sales ..........................             51.0              49.8
         Administrative and general expenses.....              6.8               7.9
         Provision for doubtful accounts ........              8.3               7.2
         Marketing costs ........................             19.1              19.1
         Coupon redemption costs ................              1.9               2.4
         Depreciation and amortization ..........              1.5               1.8
                                                             -----             -----
                  Subtotal ......................             88.6              88.2
                                                             -----             -----

Income before interest-net, other expenses
   (income) and provision for income taxes ......             11.4%             11.8%
                                                             =====             =====

Three Month Period Ended March 27, 1999 Compared to Three Month Period Ended March 28, 1998
--------------------------------------------------------------------------------

Net revenues increased to $57.1 million in 1999 from $43.7 million in 1998, an increase of 30.8%. The increase in revenues over the prior year is split almost equally between the United States and International.

Cost of sales increased to $29.1 million in 1999 from $21.7 million in 1998, an increase of 34.1%. Driving the increased revenues and cost of sales has been an increase in first and second shipments to new customers, up 1.5 million shipments from the prior year. These initial shipments have lower margins than subsequent shipments due to higher returns. As a percentage of net revenues, cost of sales is 51.0% in 1999 compared to 49.8% in 1998.

Administrative and general expenses have increased $0.4 million to $3.9 million caused primarily by increased personnel costs. As a percentage of net revenues, administrative and general expenses are 6.8% in 1999 compared to 7.9% in 1998.

Provision for doubtful accounts increased to $4.7 million in 1999 from $3.1 million in 1998, an increase of 51.7%. This increase is attributable to the significant increase in first and second shipments to new customers, up 1.5 million shipments, which have a higher incidence of bad debts than existing customers. The company records the estimated bad debts at the time of shipment. As a percentage of net revenues, provision for doubtful accounts is 8.3% in 1999 compared to 7.2% in 1998.

Marketing costs have increased to $10.9 million in 1999 from $8.4 million in 1998. Higher spending in the current year of $1.7 million and higher amortization of the current and prior years' customer acquisition costs of $2.4 million account for the increase, offset by an increase in Deferred Customer Acquisition Costs. As a percentage of net revenues, marketing costs were 19.1% in 1999 and 1998.

Income before taxes has increased to $2.2 million in 1999 from $1.1 million in 1998. The increase in pretax profits is primarily caused by increased revenue offset by higher expenses in all profit and loss categories to generate the increased revenue. As a percentage of net revenues, pretax income increased from 2.6% in 1998 to 3.8% in 1999.

Net income increased to $1.4 million in 1999 from $0.7 million in 1998. The increase in pretax income of $1.1 million offset by an increased provision for taxes of $0.4 million account for the increase. As a percentage of net revenues, net income was 1.6% in 1998 compared to 2.4% in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $1.5 million is caused by two mailings in the first quarter which increased borrowings under line of credit. This was partially offset by the increase in accounts receivable.

Net cash used in operating activities was $8.6 million for the first quarter of 1999 as compared to $2.4 million in the first quarter of 1998. This change is primarily due to higher increases in receivables, increases in the payments for customer acquisition costs and a decrease in accounts payable and accrued expenses, offset by an increase in amortization of customer acquisition costs.

Accounts receivable has increased $5.2 million (16.3%) since December 1998 and is $12.7 million (51.2%) higher than the comparable period of 1998. Driving this increase has been the substantial increase in revenue, up $25.5 million (29.0%) over the past six months, and in the month of March 1999 compared to March 1998, revenues increased $7.7 million (48.1%).

Net cash used in investing activities to acquire property and equipment was $0.2 million and $0.3 million for the three month periods ended March 27, 1999 and March 28, 1998, respectively.

Net cash provided by (used in) financing activities was $8.9 million and $(1.7) million for the three month periods ended March 27, 1999 and March 28, 1998, respectively. In 1999, the Company had net borrowings on its Revolving Credit Facility of $9.4 million, while in 1998 it had no net borrowings. The amount available to borrow at March 27, 1999 was $11.4 million. In 1999 and 1998, the Company made payments on bank and other financing totaling $.03 million and $1.3 million, respectively.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At March 27, 1999, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $148.3 million, including $74.3 million of senior secured debt and $68.9 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $25.0 million, $11.4 million of which was available at March 27, 1999.

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

The inquiry with the trade association was satisfactorily resolved with no further modifications to the Company's promotional offers required.

State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. There are currently inquiries outstanding from 2 states which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.

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

The Company has adopted a five-phase Year 2000 program consisting of Phase I - identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I and II. Phases III and IV are complete for all critical business applications. Of the non-critical items, Phases III and IV are happening concurrently, and both phases are approximately 90% complete. Phases III and IV are expected to be 100% complete by the end of June 1999. Phase V is expected to be complete by the end of fiscal 1999. Follow up testing is planned for the fourth quarter of 1999 to ensure that all components have remained compliant.

The Company has spent approximately $0.4 million during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company expects to incur approximately $0.1 million of future expense to complete the Year 2000 compliance project.

The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The Company continues to make inquiries of its vendors whose Year 2000 compliance is important to its ongoing business. Based on preliminary information received by the Company, the only significant vendor that could adversely affect operations is the United States Postal Service. The postal service assumes that it will be compliant, but should it not do so on a timely basis, the Company's business and operations could be materially adversely affected. The Company currently does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secure where applicable by the end of fiscal 1999 at which time, the Company will be able to fully determine its most likely worst case scenarios.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of March 27, 1999, has not significantly changed since December 31, 1998. The market risk profile on December 31, 1998, is disclosed in the Company's 1998 Annual Report on Form 10-K.

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

The inquiry with the trade association was satisfactorily resolved with no further modifications to the Company's promotional offers required.

State regulators, the Federal Trade Commission and trade associations from time to time contact the Company with inquiries regarding the Company's promotional materials. There are currently inquiries outstanding from 2 states which were not part of the multistate group. While the Company believes that it will be able to resolve these inquiries, there can be no assurance that these or other state regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials, and no assurance can be given that such changes will not be significant or will not have a material adverse effect on the Company's future financial condition or results of operations.


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


                                           HOSIERY CORPORATION OF AMERICA, INC.
                                           ------------------------------------
                                                                   (Registrant)




                                                          /s/  ARTHUR C. HUGHES
Date:  May 6, 1999                           __________________________________
------------------
                                                               Arthur C. Hughes
                                                               Vice President &
                                                        Chief Financial Officer