Form 10-Q
period 1999-06-26
HCI DIRECT INC
filed 1999-08-05
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 26, 1999

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                                HCI DIRECT, INC.
                (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
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

         Yes            X                                No
                 ---------------                                ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at August 3, 1999
----------------------------                       -----------------------------
Voting                                                        11,581,623
Class A, non-voting                                              657,998

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           June 26, 1999 and December 31, 1998                                 3

           Condensed Consolidated Statements of Operations
           Three month and six month periods ended June 26, 1999
           and June 27, 1998                                                   4

           Condensed Consolidated Statements of Cash Flows
           Six month periods ended June 26, 1999 and June 27, 1998             5

           Notes to Condensed Consolidated Financial Statements              6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16


PART II - OTHER INFORMATION                                                17-19
---------------------------

SIGNATURES                                                                    20

                                PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                       HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.) AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                               JUNE 26, 1999 AND DECEMBER 31, 1998
                                     (Dollars in thousands, except share and per share data)
                                                                                               June 26,    December 31,
                                                                                                 1999          1998
                                                                                             -----------   ------------
ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................   $      --       $      --
     Accounts receivable, less an allowance for doubtful accounts of
      $3,933 and $1,901 in 1999 and 1998, respectively ...................................      36,702          32,214
     Inventories .........................................................................      19,778          20,008
     Prepaid and other current assets ....................................................       3,596           3,748
                                                                                             ---------       ---------
          Total current assets ...........................................................      60,076          55,970
PROPERTY AND EQUIPMENT, net ..............................................................      16,810          17,906
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................      55,165          46,933
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $7,539 and $6,774 in 1999 and 1998, respectively ....................................       4,142           4,790
GOODWILL, less accumulated amortization of $123 and $61 in 1999 and 1998, respectively ...       3,671           3,733
OTHER ASSETS .............................................................................         658             707
                                                                                             ---------       ---------
TOTAL ....................................................................................   $ 140,522       $ 130,039
                                                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Borrowings under line of credit .....................................................   $   9,500       $   3,400
     Current portion of long-term debt ...................................................       8,992           7,617
     Current portion of capital lease obligations ........................................       1,572           1,726
     Bank overdrafts .....................................................................       1,574           1,397
     Accounts payable ....................................................................      10,865          10,321
     Accrued expenses and other current liabilities ......................................       8,521           9,389
     Accrued interest ....................................................................       4,539           4,771
     Accrued coupon redemption costs .....................................................       4,687           4,679
     Deferred income taxes ...............................................................       9,351           8,115
                                                                                             ---------       ---------
          Total current liabilities ......................................................      59,601          51,415
LONG-TERM DEBT, Less current portion .....................................................     118,260         121,433
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................       4,428           5,176
ACCRUED COUPON REDEMPTION COSTS ..........................................................         409             408
DEFERRED INCOME TAXES ....................................................................      12,405          10,884
                                                                                             ---------       ---------
          Total liabilities ..............................................................     195,103         189,316
                                                                                             ---------       ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .............................................................         948             885
                                                                                             ---------       ---------
STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $113,390 and
       $101,236 in 1999 and 1998, respectively), 3,748,497 shares issued in 1999 and 1998,
       3,739,782 shares outstanding in 1999 and 1998 .....................................      37,485          37,485
     Common stock, voting, $.01 par value: 60,000,000 shares authorized, 11,655,971
       shares issued, 11,494,194 shares outstanding in 1999 and 1998 .....................         117             117
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 shares authorized, 657,998 shares issued and outstanding ................           7               7
     Additional paid-in capital ..........................................................      18,696          18,759
     Compensatory stock options outstanding ..............................................      20,943          20,943
     Accumulated deficit .................................................................    (130,379)       (134,950)
     Restricted stock ....................................................................        (322)           (447)
                                                                                             ---------       ---------
                                                                                               (53,453)        (58,086)
     Treasury stock, at cost, 170,492 shares in 1999 and 1998 (8,715 preferred shares
       and 161,777 common shares) ........................................................      (2,076)         (2,076)
                                                                                             ---------       ---------
          Net stockholders' deficit ......................................................     (55,529)        (60,162)
                                                                                             ---------       ---------
TOTAL ....................................................................................   $ 140,522       $ 130,039
                                                                                             =========       =========

                  See notes to condensed consolidated financial statements.

                                        3

         HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.) AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Dollars in thousands)
                                            (Unaudited)

                                               Three Month Periods Ended     Six Month Periods Ended
                                               -------------------------     -----------------------

                                                 June 26,   June 27,           June 26,   June 27,
                                                   1999       1998               1999       1998
                                                 --------   --------           --------   --------
NET REVENUES ...............................     $ 62,422   $ 50,516           $119,567   $ 94,194
                                                 --------   --------           --------   --------
COSTS AND EXPENSES:
     Cost of sales .........................       27,674     24,207             56,815     45,943
     Administrative and general expenses ...        3,448      3,175              7,354      6,632
     Provision for doubtful accounts .......        6,965      3,883             11,710      7,011
     Marketing costs .......................       12,922      9,340             23,834     17,700
     Coupon redemption costs ...............          882        976              1,969      2,041
     Depreciation and amortization .........          893        797              1,757      1,571
     Other expenses ........................          282         58                538         54
                                                 --------   --------           --------   --------

OPERATING INCOME ...........................        9,356      8,080             15,590     13,242
     Interest income .......................            6         14                 15         51
     Interest expense ......................        4,170      4,150              8,232      8,224
                                                 --------   --------           --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES....        5,192      3,944              7,373      5,069
PROVISION FOR INCOME TAXES .................        1,973      1,498              2,802      1,926
                                                 --------   --------           --------   --------

NET INCOME .................................     $  3,219   $  2,446           $  4,571   $  3,143
                                                 ========   ========           ========   ========

                                     See notes to condensed consolidated financial statements.

                HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                         AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTH PERIODS ENDED JUNE 26, 1999 AND JUNE 27, 1998
                                      (Dollars in thousands)
                                           (Unaudited)
                                                                         1999         1998
                                                                       --------    --------
OPERATING ACTIVITIES:
   Net income ......................................................   $  4,571    $  3,143
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ................................      1,757       1,571
      Amortization of debt issue costs and discounts ...............        900         850
      Other ........................................................        123         (43)
      Amortization of deferred customer acquisition costs ..........     21,553      15,485
      (Increase) decrease in operating assets:
            Accounts receivable ....................................     (4,488)     (2,489)
            Inventories ............................................        230         895
            Payments for deferred customer acquisition costs .......    (29,785)    (22,476)
            Prepaid and other current assets .......................        152         585
            Other assets ...........................................        (27)       (433)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities       (379)        343
            Deferred income taxes ..................................      2,757       1,638
            Accrued coupon redemption costs ........................          9          16
                                                                       --------    --------
                  Net cash used in operating activities ............     (2,627)       (915)
                                                                       --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..........................       (536)       (464)
   Acquisition of business .........................................       --        (3,837)
   Proceeds from sale of property and equipment ....................         15           8
                                                                       --------    --------
                  Net cash used in investing activities ............       (521)     (4,293)
                                                                       --------    --------
FINANCING ACTIVITIES:
   Net borrowings under line of credit .............................      6,100       3,050
   Payments on bank and other financing ............................     (1,933)     (1,309)
   Payments on capital leases ......................................       (902)       (804)
   Debt issuance costs .............................................       (117)       --
   Purchase of treasury stock ......................................       --           (56)
                                                                       --------    --------
                  Net cash provided by financing activities ........      3,148         881
                                                                       --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................       --        (4,327)
   Cash and cash equivalents at beginning of year ..................       --         4,327
                                                                       --------    --------
   Cash and cash equivalents at end of period ......................   $   --      $   --
                                                                       ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .....................................................   $  7,513    $  7,273
                                                                       ========    ========
      Income taxes .................................................   $    369    $    288
                                                                       ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $0 and  $772 were entered into for new equipment during the six month periods ended 1999 and 1998 respectively.

                    See notes to condensed consolidated financial statements.


                                                5

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1.       Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1998, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 26, 1999 and the results of operations for the three and six month periods ended June 26, 1999 and June 27, 1998, and cash flows for the six month periods ended June 26, 1999 and June 27, 1998.

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

NOTE 2.       Inventories

                                                     June 26,       December 31,
                                                       1999            1998
                                                     --------        --------

Raw materials.....................................   $  1,058        $    909
Work-in-process...................................      2,831           3,023
Finished goods....................................     13,375          13,500
Promotional and packing material..................      2,514           2,576
                                                     --------        --------
                                                     $ 19,778        $ 20,008
                                                     ========        ========

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

From time to time, the Company has received inquiries from the Federal Trade Commission ("FTC"), various state regulatory authorities, self-regulatory agencies and trade associations concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in these materials.

As a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction in 1984, which specifies rules the Company must follow in conducting its mail order business. The consent injunction permanently enjoins the Company from violating various FTC and Postal Service laws and regulations. As a result of these inquiries, in 1984 the Company adopted revised promotional materials. The Company believes but cannot assure that these modifications and its current and future promotional materials will meet the concerns expressed by the FTC or be deemed to be in compliance with the consent injunction.

In 1997, the Company reached an agreement with an 11-state group that imposes specific disclosure requirements on the Company's promotional materials and specifies rules the Company must follow in its promotional materials and in conducting its mail order business. The modifications the Company made to its solicitation materials had a material adverse effect on its U.S. response rates in 1997 and 1998. The Company does not believe that these modifications will have a further significant negative impact on its response rates in the future, although the Company cannot guarantee that this will be the case. In addition, while the Company believes the modifications to its promotional materials meet the concerns expressed by the 11-state group and comply with the terms of that agreement, the Company cannot assure that these modifications will be deemed to be in compliance with the 11-state agreement.

Under the terms of the 11-state agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that the Company pay refunds to customers under certain circumstances for a six-month period. These refunds were not material to the Company's business, financial condition or results of operations.

Beginning in early 1999, the Company introduced a new promotional offer in North America whereby the customer has the opportunity to receive one free pair of hosiery when the customer responds to the Company's initial solicitation. Under this offer, if the customer does not elect to cancel future shipments, the customer automatically becomes a participant in the Company's continuity program. While the Company believes that this new promotional offer complies with the terms of its agreement with the 11-state group, the Company cannot assure this. Accordingly, there may be some additional modifications that the Company may need to make to its promotional materials to fully satisfy the terms of the agreement.

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any futher modifications to the Company's promotional materials.

The Company recently received formal inquiries from 2 states which were not part of the 11-state group. The Company is in discussions with these states and is seeking to resolve or settle these inquiries. The Company does not believe that the amount of any settlement of either inquiry would be material. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

The direct mail marketing industry is subject to ongoing and changing federal, state, local and foreign consumer protection, mail order and other laws and regulations. Accordingly, it is possible that new or additional laws or regulations could be passed at any time. While the Company's management believes that its promotional materials are in substantial compliance with applicable laws and regulations, the Company cannot give any assurance in that regard nor can it assure that additional laws or regulations will not be passed which could have a material adverse effect on the Company's ability to rent customer lists from third parties, or on its future response rates, business, financial condition or results of operations.

NOTE 4.       Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $25,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 0.5% or 1.5% over the Eurodollar rate.

At June 26, 1999, there were outstanding borrowings of $9,500 at a weighted average interest rate of 6.7%. In addition, there were outstanding letters of credit of approximately $800 resulting in $14,700 available to borrow.


NOTE 5.       Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three and six month period ended June 26, 1999 and June 27, 1998 is as follows:


                                          Three Month Period Ended June 26, 1999
                                          --------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.........  $51,492        $10,930       $62,422
Intersegment revenues....................      501             --           501
Segment profit (EBITDA) (1)..............   10,340            (85)       10,255
Segment assets...........................  120,280         20,242       140,522



                                          Three Month Period Ended June 27, 1998
                                          --------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.........  $45,038         $5,478       $50,516
Intersegment revenues....................    1,483             --         1,483
Segment profit (EBITDA) (1)..............    8,505            386         8,891
Segment assets...........................  100,810          7,627       108,437

----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of $5,192 and $3,944 for the three month period ended June 26, 1999 and June 27, 1998, respectively, excluding interest expense of $4,170 and $4,150 for the three month period ended June 26, 1999 and June 27, 1998, respectively, and depreciation and amortization of $893 and $797 for the three month period ended June 26, 1999 and June 27, 1998, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

                                          Six Month Period Ended June 26, 1999
                                          ------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.........  $97,330        $22,237      $119,567
Intersegment revenues....................    1,942             --         1,942
Segment profit (EBITDA) (1)..............   18,672         (1,310)       17,362
Segment assets...........................  120,280         20,242       140,522


                                          Six Month Period Ended June 26, 1999
                                          ------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.........  $83,598        $10,596       $94,194
Intersegment revenues....................    2,611             --         2,611
Segment profit (EBITDA) (1)..............   15,450           (586)       14,864
Segment assets...........................  100,810          7,627       108,437

----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of $7,373 and $5,069 for the six month period ended June 26, 1999 and June 27, 1998, respectively, excluding interest expense of $8,232 and $8,224 for the six month period ended June 26, 1999 and June 27, 1998, respectively, and depreciation and amortization of $1,757 and $1,571 for the six month period ended June 26, 1999 and June 27, 1998, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

NOTE 6.       Change in Company Name and Stock Transactions

On June 24, 1999, the Board of Directors and Stockholders approved the Company's filing of a Restated Certificate of Incorporation that was amended to (i) change the name of the Company to HCI Direct, Inc., (ii) increase the number of shares of capital stock which the Company is authorized to issue to 73 million shares, consisting of (a) 60 million shares of Common Stock, par value $.01 per share,
(b) 1 million shares of Class A Common Stock, par value $.01 per share, and (c) 12 million shares of preferred stock, par value $.01 per share, which includes 4 million shares of payment-in-kind preferred stock, par value $.01 per share, having the powers, preferences, and rights and qualifications, limitations and restrictions set forth in the Company's Restated Certificate of Incorporation. All authorized share data has been adjusted to reflect these changes.

On June 24, 1999, the Board of Directors and Stockholders approved an 8.6976942 to 1 stock split, effective June 24, 1999. All Common Stock and Class A Common Stock share and per share data have been adjusted to reflect the 8.6976942 to 1 stock split.

The Company was contemplating an intial public offering of approximately 10,000,000 shares of its Common Stock. In connection with this contemplated offering, the Company entered into the following related transactions:

(a) On June 14, 1999, the Company offered to repurchase all of the outstanding 13 3/4% senior subordinated notes through a tender offer.

(b) On June 25, 1999, the Company entered into a commitment letter with Bankers Trust Company for a new credit facility for borrowings up to $135,000

Both of these transactions were contingent upon the successful completion of the initial public offering. When the Company decided not to follow through and complete the initial public offering, both of these transactions became void and were cancelled. The Company expects to incur approximately $2,000 of expenses in the third quarter of 1999 related to the cancellation of the initial public offering.

On June 24, 1999, the Board of Directors approved that the Company's 1996 Stock Option Plan be amended to, among other things, increase from 1,873,214 to 2,795,169, adjusted for the Company's stock split, the number of shares of Common Stock authorized for issuance under the plan.

On June 24, 1999, the Board of Directors approved the Company's 1999 Stock Option Plan providing for the grant of Awards (as defined in the Plan) to certain employees, consultants and directors of the Company of up to 600,000 shares of Common Stock under the terms and conditions set forth in the 1999 Stock Option Plan.

On June 24, 1999, the Board of Directors approved grants of options to two officers for the purchase of an aggregate of 921,956 shares of Common Stock under the 1996 Stock Option Plan. Options to purchase 691,467 shares have an option exercise price equal to $15.03 per share and options to purchase 230,489 shares have an option exercise price equal to the per share price to the public in an intial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Three and Six Month Periods Ended June 26, 1999 and June 27, 1998
----------------------------------------------------------------------------

The following discussion should be read in conjunction with the audited Consolidated Financial Statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) and Subsidiaries, and the respective Notes thereto, filed with the registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1998. As used within Item 2 and 3, the term "Company" refers to HCI Direct, Inc. and its wholly-owned subsidiaries.

On June 24, 1999, the name of the Company was changed to HCI Direct, Inc. from Hosiery Corporation of America, Inc.

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

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                    Three Month Periods Ended   Six Month Periods Ended
                                                    -------------------------   -----------------------
                                                      June 26,   June 27,         June 26,    June 27,
                                                        1999       1998             1999        1998
                                                      --------   --------         --------    --------
Net revenues .....................................      100.0%    100.0%           100.0%      100.0%
          Cost of sales ..........................       44.3      47.9             47.5        48.8
          Administrative and general expenses.....        5.5       6.3              6.2         7.0
          Provision for doubtful accounts ........       11.2       7.7              9.8         7.4
          Marketing costs ........................       20.7      18.5             19.9        18.8
          Coupon redemption costs ................        1.4       1.9              1.6         2.2
          Depreciation and amortization ..........        1.5       1.6              1.5         1.7
                                                        -----     -----            -----       -----
                    Subtotal .....................       84.6      83.9             86.5        85.9
                                                        -----     -----            -----       -----


Income before interest-net, other expenses
   and provision for income taxes ................       15.4%     16.1%            13.5%       14.1%
                                                        =====     =====            =====       =====

The Company's sales and operating income increased in the second quarter compared to the same periods last year, maintaining the improvement from the first quarter. Sales were $62.4 million and operating income $9.4 million, compared to $50.5 million and $8.1 million, respectively, for the same period last year. Increases in active customers, as well as increased revenue per customer, contributed to these results.

The growth in active customers resulted from increased response rates in the United States and increased mailing activity in the United Kingdom and Germany and the launch of the operations in France. In addition, in the United States, the primary new customer solicitation offer was changed from "one free pair plus two pairs at $1.00 each" to simply "one pair free". Test results of this new offer indicate it will increase substantially the number of repeat, full price shipments as compared to the prior offer.

In Europe, during the first half of 1999, the Company expanded its mailings in the United Kingdom and Germany and commenced operations in France. International revenues have more than doubled from $10.6 million in the first half of 1998 to $22.2 million in the first half of 1999. In April, the Company continued tests in Japan in preparation of a January 2000 launch.

Also contributing to the increase in active customers is the successful introduction of a telemarketing program that re-enrolls cancelled customers into the continuity program. Launched in the (third) quarter last year, 362 thousand customers have been re-enrolled in the first six months of this year. A similar telemarketing program was launched in Europe in the second quarter and is on track to produce results similar to the United States market.

Increased revenue per active customers resulted from the successful introduction of the higher-priced higher-margin Silkies Ultra(R) styles early last year. The year 1999 will mark the first full year of selling the Ultra styles in North America. In the first quarter of this year, these styles were launched in Europe as well. The new style acceptance has been excellent: for the first six months of this year, 24% of the United States Turn-4+ and 22% of United Kingdom and Germany Turn-4+ customers are buying these new styles, compared to 11% and 0%, respectively for the same period last year.

Three Month Period Ended June 26, 1999 Compared to Three Month Period Ended June 27, 1998
--------------------------------------------------------------------------------

Net revenues increased to $62.4 million in the second quarter of 1999 from $50.5 million for the same period in 1998, an increase of $11.9 million or 23.6%. North America sales were up $6.5 million and International sales increased $5.4 million, which represented a 99.5% increase for the quarter. Driving the increased International sales were increased mail quantities and the commencement of operations in France. North America benefited from the introduction of a new offer, which helped increase back-end shipments and a new front-end offer that increased response rates.

Cost of sales increased to $27.7 million in the second quarter of 1999 from $24.2 million for the same period in 1998. The increase in cost of sales is primarily caused by the increased shipments in the International segment. As a percentage of net revenues, cost of sales declined to 44.3% in 1999's second quarter from 47.9% for the second quarter of 1998 caused primarily by a more profitable mix of shipments in North America.

Administrative and general expenses increased to $3.4 million in the second quarter of 1999 from $3.2 million in 1998 caused primarily by increased personnel costs. As a percentage of net revenues, these expenses have declined to 5.5 % in the second quarter of 1999 from 6.3% for the same period of 1998.

Provision for doubtful accounts increased to $7.0 million in the second quarter of 1999 from $3.9 million for the same period of 1998. Driving the increased expense has been the expansion internationally, where front-end shipments have increased to 491 thousand shipments in 1999 from 216 thousand shipments in 1998. Additionally, in North America the number of Turn 2 shipments have increased to
1.2 million in 1999 from 0.6 million in 1998. These first and second shipments have the highest incidence of bad debts and primarily account for the increased costs. As a percentage of net revenues, provision for doubtful accounts was 11.2% and 7.7% for the second quarters of 1999 and 1998, respectively.

Marketing costs have increased to $12.9 million in the second quarter of 1999 from $9.3 million in for the same period of 1998. The increase is related to the expansion internationally in both the United Kingdom and Germany, the introduction of the program in France and testing in Japan. In North America, Canada is an addition in the first half of the year. Additionally, on a consolidated basis, the amortization of prior years' cost was $7.4 million in 1999 as compared to $5.9 million in 1998. As a percentage of net revenues, marketing costs were 20.7% in the second quarter of 1999 compared to 18.5% for the same period in 1998.

Income before taxes was $5.2 million in the second quarter of 1999 compared to $3.9 million in the second quarter of 1998. As a percentage of net revenues, income before taxes was 8.3% in the second quarter of 1999 compared to 7.8% in the second quarter of 1998.

Net income increased to $3.2 million in the second quarter of 1999 compared to $2.4 million for the same period in 1998. The increase was due to the increase in pretax income of $1.2 million offset by an increased provision for taxes of $0.5 million. As a percentage of net revenues, net income was 5.2% in the second quarter of 1999 compared to 4.8% in the second quarter of 1998.

Six Month Period Ended June 26, 1999 Compared to Six Month Period Ended June 27, 1998
--------------------------------------------------------------------------------

Net revenues increased by 26.9% to $119.6 million in the first half of 1999 from $94.2 million for the same period in 1998. The increase in net revenues was attributable to a $13.7 million increase in North America and an increase of $11.6 million in international net revenues. The increase in North America was the result of higher back-end shipments and the addition of Canada for the first half of 1999 versus only the second half in 1998 ($2.3 million of the increase). The increase in international revenues is the result of increased mail quantities in the United Kingdom and Germany and the expansion into France.

Cost of sales increased to $56.8 million in the first half of 1999 from $45.9 million in 1998. Driving the increase in cost of sales is the international expansion and the increased revenue in North America. As a percentage of net revenues, cost of sales is 47.5% in the first half of 1999 compared to 48.8% in 1998.

Administrative and general expenses increased to $7.4 million in the first half of 1999 from $6.6 million in 1998. Increased personnel costs account for the increase. As a percentage of net revenues, administrative and general expenses declined to 6.2% in the first half of 1999 from 7.0% in 1998.

Provision for doubtful accounts increased to $11.7 million in 1999's first half from $7.0 million in 1998. The primary reason for the increase has been the introduction of a new offer in the United States that increases the number of back-end shipments and profits but also results in a higher provision for doubtful accounts ($4.0 million in North America). Additionally, increased mailings and shipments in the international segment account for the difference. As a percentage of net revenues, provision for doubtful accounts was 9.8% and 7.4% for the first half of 1999 and 1998, respectively.

Marketing costs increased to $23.8 million in the first half of 1999 from $17.7 million for same period of 1998. The increase is $6.1 million, of which international accounts for $2.0 million related primarily to increased solicitations in the United Kingdom and Germany and the entry into France. The balance of the increase was primarily related to an increase of the prior year amortization which increased by $3.7 million in the first half of 1999 as compared to 1998. As a precentage of net revenues, marketing costs were 19.9% in the first half of 1999 versus 18.8% in 1998.

Income before provision for income taxes increased to $7.4 million in the first half of 1999 from $5.1 million in 1998. The increase in pretax income was primarily the result of increased revenues offset by increased expenses for cost of sales, administrative and general, provision for doubtful accounts and marketing costs. As a percentage of net revenues, pretax income increased to 6.2% in 1999 from 5.4% in 1998.

Net income increased to $4.6 million in the first half of 1999 from $3.1 million in 1998. As a percentage of net revenues, net income was 3.8% in 1999 versus 3.3% in 1998.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $4.1 million is caused by three mailings in the first half of 1999 which increased borrowings under line of credit. This was partially offset by the increase in accounts receivable.

Net cash used in operating activities was $2.6 million for the first half of 1999 as compared to $0.9 million in 1998. This change was primarily due to increases in receivables, increases in the payments for customer acquisition costs offset by an increase in the amortization of customer acquisition costs.

Net cash used in investing activities to acquire assets was $0.5 million in the first half of 1999 compared to $4.3 million in 1998. This change was primarily due to the Company's acquisition of Enchantress Hosiery of Canada in 1998.

Net cash provided by financing activities was $3.1 million and $0.9 million for the first half of 1999 and 1998, respectively. The difference primarily representing increased borrowings under the credit facility.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At June 26, 1999, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $142.8 million, including $69.0 million of senior secured debt and $68.9 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $25.0 million, $14.7 million of which was available at June 26, 1999.

Legal Proceedings
-----------------

As discussed further in Part II, Item 1--Legal Proceedings, from time to time, the Company has received inquiries from the Federal Trade Commission ("FTC"), various state regulatory authorities, self-regulatory agencies and trade associations concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in these materials.

As a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction in 1984, which specifies rules the Company must follow in conducting its mail order business. The consent injunction permanently enjoins the Company from violating various FTC and Postal Service laws and regulations. As a result of these inquiries, in 1984 the Company adopted revised promotional materials. The Company believes but cannot assure that these modifications and its current and future promotional materials will meet the concerns expressed by the FTC or be deemed to be in compliance with the consent injunction.

In 1997, the Company reached an agreement with an 11-state group that imposes specific disclosure requirements on the Company's promotional materials and specifies rules the Company must follow in its promotional materials and in conducting its mail order business. The modifications the Company made to its solicitation materials had a material adverse effect on its U.S. response rates in 1997 and 1998. The Company does not believe that these modifications will have a further significant negative impact on its response rates in the future, although the Company cannot guarantee that this will be the case. In addition, while the Company believes the modifications to its promotional materials meet the concerns expressed by the 11-state group and comply with the terms of that agreement, the Company cannot assure that these modivications will be deemed to be in compliance with the 11-state agreement.

Under the terms of the 11-state agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that the Company pay refunds to customers under certain circumstances for a six-month period. These refunds were not material to the Company's business, financial condition or results of operations.

Beginning in early 1999, the Company introduced a new promotional offer in North America whereby the customer has the opportunity to receive one free pair of hosiery when she responds to the Company's initial solicitation. Under this offer, if the customer does not elect to cancel future shipments, she automatically becomes a participant in the Company's continuity program. While the Company believes that this new promotional offer complies with the terms of its agreement with the 11-state group, the Company cannot assure this. Accordingly, there may be some additional modifications that the Company may need to make to its promotional materials to fully satisfy the terms of the agreement.

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any futher modifications to the Company's promotional materials.

The Company recently received formal inquiries from 2 states which were not part of the 11-state group. The Company is in discussions with these states and is seeking to resolve or settle these inquiries. The Company does not believe that the amount of any settlement of either inquiry would be material. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

The direct mail marketing industry is subject to ongoing and changing federal, state, local and foreign consumer protection, mail order and other laws and regulations. Accordingly, it is possible that new or additional laws or regulations could be passed at any time. While the Company's management believes that its promotional materials are in substantial compliance with applicable laws and regulations, the Company cannot give any assurance in that regard nor can it assure that additional laws or regulations will not be passed which could have a material adverse effect on the Company's ability to rent customer lists from third parties, or on its future response rates, business, financial condition or results of operations.

Year 2000
---------

As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems. Year 2000 compliance efforts are designed to identify, address, and resolve issues that may be created by programs written to run on microprocessors which reference years as two digit fields rather than four. Any such programs may recognize a date using "00" as the year 1900 rather than 2000. If this situation occurs, the potential exists for system failure or miscalculations by computer programs.

The Company has adopted a five-phase Year 2000 program consisting of Phase I - identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II -
assessment  of  items  identified  in  Phase  I;  Phase  III  -  remediation  or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I, II and III. Phase IV is complete for all critical business applications. Of the non-critical items, Phase IV is approximately 97% complete. Phase IV is expected to be 100% complete by the end of August 1999. Phase V is expected to be complete by the end of 1999. Follow up testing is planned for the fourth quarter of 1999 to ensure that all components have remained compliant. The Company has spent approximately $0.4 million on internal manpower costs during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company has incurred approximately $0.08 million in the first half of 1999 and expects to incur approximately $0.02 million of future expense to complete the Year 2000 compliance project.

The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The Company continues to make inquiries of its vendors whose Year 2000 compliance is important to its ongoing business. Based on preliminary information received by the Company, the only significant vendor that could adversely affect operations is the United States Postal Service. The postal service assumes that it will be compliant, but if it is not, the Company's business and operations could be materially adversely affected. The Company currently does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secure where applicable by the end of September 1999.

While the Company believes that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, the Company cannot assure that it will not be adversely affected by such matters.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of June 26, 1999, has not significantly changed since December 31, 1998. The market risk profile on December 31, 1998, is disclosed in the Company's 1998 Annual Report on Form 10-K.

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

From time to time, the Company has received inquiries from the Federal Trade Commission ("FTC"), various state regulatory authorities, self-regulatory agencies and trade associations concerning aspects of the Company's promotional materials, including whether the terms of the Company's promotional offers are sufficiently disclosed in these materials.

As a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction in 1984, which specifies rules the Company must follow in conducting its mail order business. The consent injunction permanently enjoins the Company from violating various FTC and Postal Service laws and regulations. As a result of these inquiries, in 1984 the Company adopted revised promotional materials. The Company believes but cannot assure that these modifications and its current and future promotional materials will meet the concerns expressed by the FTC or be deemed to be in compliance with the consent injunction.

In 1997, the Company reached an agreement with an 11-state group that imposes specific disclosure requirements on the Company's promotional materials and specifies rules the Company must follow in its promotional materials and in conducting its mail order business. The modifications the Company made to its solicitation materials had a material adverse effect on its U.S. response rates in 1997 and 1998. The Company does not believe that these modifications will have a further significant negative impact on its response rates in the future, although the Company cannot guarantee that this will be the case. In addition, while the Company believes the modifications to its promotional materials meet the concerns expressed by the 11-state group and comply with the terms of that agreement, the Company cannot assure that these modivications will be deemed to be in compliance with the 11-state agreement.

Under the terms of the 11-state agreement, the Company paid $0.3 million in administrative expenses and fees during 1997. The agreement also required that the Company pay refunds to customers under certain circumstances for a six-month period. These refunds were not material to the Company's business, financial condition or results of operations.

Beginning in early 1999, the Company introduced a new promotional offer in North America whereby the customer has the opportunity to receive one free pair of hosiery when the customer responds to the Company's initial solicitation. Under this offer, if the customer does not elect to cancel future shipments, the customer automatically becomes a participant in the Company's continuity program. While the Company believes that this new promotional offer complies with the terms of its agreement with the 11-state group, the Company cannot assure this. Accordingly, there may be some additional modifications that the Company may need to make to its promotional materials to fully satisfy the terms of the agreement.

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any futher modifications to the Company's promotional materials.

The Company recently received formal inquiries from 2 states which were not part of the 11-state group. The Company is in discussions with these states and is seeking to resolve or settle these inquiries. The Company does not believe that the amount of any settlement of either inquiry would be material. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

The direct mail marketing industry is subject to ongoing and changing federal, state, local and foreign consumer protection, mail order and other laws and regulations. Accordingly, it is possible that new or additional laws or regulations could be passed at any time. While the Company's management believes that its promotional materials are in substantial compliance with applicable laws and regulations, the Company cannot give any assurance in that regard nor can it assure that additional laws or regulations will not be passed which could have a material adverse effect on the Company's ability to rent customer lists from third parties, or on its future response rates, business, financial condition or results of operations.

Item 2.  Change in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders

On June 24, 1999, a majority of holders of the Company's issued and outstanding Common Stock and payment-in-kind preferred stock approved by written consent the Company's filing of a Restated Certificate of Incorporation that was amended to
(i) change the name of the Company to HCI Direct, Inc., (ii) increase the number of shares of capital stock which the Company is authorized to issue to 73 million shares, consisting of (a) 60 million shares of Common Stock, par value $.01 per share, (b) 1 million shares of Class A Common Stock, par value $.01 per share, and (c) 12 million shares of preferred stock, par value $.01 per share, which includes 4 million shares of payment-in-kind preferred stock, par value $.01 per share, and (iii) provide for a 8.6976942 to 1 stock split of all outstanding shares of Common Stock and Class A Common Stock. In addition, on June 24, 1999, a majority of holders of the Company's issued and outstanding Common Stock and payment-in-kind preferred stock approved by written consent (i) an amendment to the Company's 1996 Stock Option Plan to, among other things, increase from 1,873,214 to 2,795,169, adjusted for the Company's stock split, the number of shares of Common Stock authorized for issuance under the plan and
(ii) the Company's 1999 Stock Option Plan providing for the grant of Awards (as defined in the plan) to certain employees, consultants and directors of the Company of up to 600,000 shares of Common Stock under the terms and conditions set forth in the 1999 Stock Option Plan.

Item 5. Other Information
        On June 25, 1999, Mr. Joseph A. Murphy resigned as a director of the Company.

Item 6. Exhibits and Reports on Form 8K.

     A. Exhibits

        3.1 Form of Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on June 24, 1999 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07197).

        10.1 Amended and Restated HCI Direct, Inc. 1996 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07197).

        10.2 HCI Direct, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, File
              No. 333-07197).

        10.3 Form of HCI Direct, Inc. 1996 Stock Option Plan Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-07197).

        27.0  Financial Data Schedule.

     B. Form 8K
        No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                HCI DIRECT, INC.
                                                                ----------------
                                                                    (Registrant)


                                                           /s/  ARTHUR C. HUGHES
Date:  August 3, 1999                               ____________________________
----------------------                                          Arthur C. Hughes
                                                                Vice President &
                                                         Chief Financial Officer