Form 10-Q
period 1999-09-25
HCI DIRECT INC
filed 1999-11-04
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 25, 1999

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                                HCI DIRECT, INC.
                (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
             ------------------------------------------------------
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

         Yes           X                                  No
                ---------------                                 ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at November 4, 1999
----------------------------                     -------------------------------
Voting                                                       1,331,574
Class A, non-voting                                             75,652

INDEX                                                                    PAGE
-----                                                                    ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           September 25, 1999 and December 31, 1998                        3

           Condensed Consolidated Statements of Operations
           Three month and nine month periods ended
           September 25, 1999 and September 26, 1998                       4

           Condensed Consolidated Statements of Cash Flows
           Nine month periods ended September 25, 1999
           and September 26, 1998                                          5

           Notes to Condensed Consolidated Financial Statements         6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11-17

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                      17


PART II - OTHER INFORMATION                                            18-20
---------------------------

SIGNATURES                                                                21

                                                PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                       HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.) AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                            SEPTEMBER 25, 1999 AND DECEMBER 31, 1998
                                     (Dollars in thousands, except share and per share data)
                                                                                            September 25,      December 31,
                                                                                                1999               1998
                                                                                            -------------      ------------
ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................   $       -          $       -
     Accounts receivable, less an allowance for doubtful accounts of
      $4,373 and $1,901 in 1999 and 1998, respectively ...................................      41,997             32,214
     Inventories .........................................................................      19,170             20,008
     Prepaid and other current assets ....................................................       6,894              3,748
                                                                                             ---------          ---------
          Total current assets ...........................................................      68,061             55,970
PROPERTY AND EQUIPMENT, net ..............................................................      16,800             17,906
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................      57,496             46,933
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $7,941 and $6,774 in 1999 and 1998, respectively ....................................       3,740              4,790
GOODWILL, less accumulated amortization of $154 and $61 in 1999 and 1998, respectively ...       3,640              3,733
OTHER ASSETS .............................................................................         720                707
                                                                                             ---------          ---------
TOTAL ....................................................................................   $ 150,457          $ 130,039
                                                                                             =========          =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit .....................................................   $  14,600          $   3,400
     Current portion of long-term debt ...................................................      10,367              7,617
     Current portion of capital lease obligations ........................................       1,587              1,726
     Bank overdrafts .....................................................................         153              1,397
     Accounts payable ....................................................................      15,749             10,321
     Accrued expenses and other current liabilities ......................................       8,905              9,389
     Accrued interest ....................................................................       1,968              4,771
     Accrued coupon redemption costs .....................................................       4,434              4,679
     Deferred income taxes ...............................................................      10,237              8,115
                                                                                             ---------          ---------
          Total current liabilities ......................................................      68,000             51,415
LONG-TERM DEBT, Less current portion .....................................................     115,052            121,433
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................       4,691              5,176
ACCRUED COUPON REDEMPTION COSTS ..........................................................         386                408
DEFERRED INCOME TAXES ....................................................................      13,594             10,884
                                                                                             ---------          ---------
          Total liabilities ..............................................................     201,723            189,316
                                                                                             ---------          ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES .............................................................         983                885
                                                                                             ---------          ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $120,244 and
       $101,236 in 1999 and 1998, respectively), 3,748,497 shares issued in 1999 and 1998,
       3,739,782 shares outstanding in 1999 and 1998 .....................................      37,485             37,485
     Common stock, voting, $.01 par value: 3,000,000 shares authorized, 1,340,122
       shares issued, 1,321,522 shares outstanding in 1999 and 1998 ......................          13                 13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 shares authorized, 75,652 shares issued and outstanding ...................           1                  1
     Additional paid-in capital ..........................................................      18,771             18,869
     Compensatory stock options outstanding ..............................................      20,943             20,943
     Accumulated deficit .................................................................    (127,127)          (134,950)
     Restricted stock ....................................................................        (259)              (447)
                                                                                             ---------          ---------
                                                                                               (50,173)           (58,086)
     Treasury stock, at cost, 27,315 shares in 1999 and 1998 (8,715 preferred shares
       and 18,600 common shares) .........................................................      (2,076)            (2,076)
                                                                                             ---------          ---------
          Net stockholders' deficiency ...................................................     (52,249)           (60,162)
                                                                                             ---------          ---------
TOTAL ....................................................................................   $ 150,457          $ 130,039
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
                                                           (Unaudited)
                                                                      Three Month Periods Ended       Nine Month Periods Ended

                                                                     September 25,  September 26,    September 25,  September 26,
                                                                         1999           1998             1999           1998
                                                                     -------------  -------------    -------------  -------------
NET REVENUES .....................................................     $  61,246      $  48,042        $ 180,813      $ 142,236
                                                                       ---------      ---------        ---------      ---------
COSTS AND EXPENSES:
     Cost of sales ...............................................        26,486         20,536           83,301         66,479
     Administrative and general expenses .........................         3,386          3,102           10,740          9,734
     Provision for doubtful accounts .............................         5,553          2,065           17,263          9,076
     Marketing costs .............................................        12,653          9,148           36,487         26,848
     Coupon redemption costs .....................................           694            833            2,663          2,874
     Depreciation and amortization ...............................           879            941            2,636          2,512
     Expenses related to stock offering ..........................         2,000             --            2,000             --
     Other (income) expenses .....................................           (34)          (192)             504           (138)
                                                                       ---------      ---------        ---------      ---------

 OPERATING INCOME ................................................         9,629         11,609           25,219         24,851
     Interest income .............................................             9              7               24             58
     Interest expense ............................................         4,178          4,173           12,410         12,397
                                                                       ---------      ---------        ---------      ---------

 INCOME BEFORE PROVISION FOR INCOME TAXES ........................         5,460          7,443           12,833         12,512
 PROVISION FOR INCOME TAXES ......................................         2,207          2,829            5,009          4,755
                                                                       ---------      ---------        ---------      ---------

 NET INCOME ......................................................     $   3,253      $   4,614        $   7,824      $   7,757
                                                                       =========      =========        =========      =========

                                    See notes to condensed consolidated financial statements.

                   HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.) AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTH PERIODS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998
                                                 (Dollars in thousands)
                                                       (Unaudited)
                                                                                                        1999           1998
                                                                                                      -------        -------
OPERATING ACTIVITIES:
   Net income .....................................................................................   $  7,824       $  7,757
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ...............................................................      2,636          2,512
      Amortization of debt issue costs and discounts ..............................................      1,374          1,275
      Other .......................................................................................        186             16
      Amortization of deferred customer acquisition costs .........................................     32,708         23,703
      (Increase) decrease in operating assets:
            Accounts receivable ...................................................................     (9,783)        (4,121)
            Inventories ...........................................................................        838         (2,700)
            Payments for deferred customer acquisition costs ......................................    (43,271)       (32,254)
            Prepaid and other current assets ......................................................     (3,146)            24
            Other assets ..........................................................................       (124)          (397)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ..............................        897            116
            Deferred income taxes .................................................................      4,832          3,252
            Accrued coupon redemption costs .......................................................       (267)          (147)
                                                                                                      --------       --------
                  Net cash used in operating activities ...........................................     (5,296)          (964)
                                                                                                      --------       --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment .........................................................       (611)          (861)
   Acquisition of business ........................................................................         --         (3,904)
   Proceeds from sale of property and equipment ...................................................         16             20
                                                                                                      --------       --------
                  Net cash used in investing activities ...........................................       (595)        (4,745)
                                                                                                      --------       --------
FINANCING ACTIVITIES:
   Net borrowings under line of credit ............................................................     11,200          6,250
   Payments on bank and other financing ...........................................................     (3,838)        (2,088)
   Payments on capital leases .....................................................................     (1,354)        (1,224)
   Debt issuance costs ............................................................................       (117)            --
   Proceeds from exercise of options ..............................................................         --            520
   Purchase of treasury stock .....................................................................         --         (2,076)
                                                                                                      --------       --------
                  Net cash provided by financing activities .......................................      5,891          1,382
                                                                                                      --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................................         --         (4,327)
   Cash and cash equivalents at beginning of year .................................................         --          4,327
                                                                                                      --------       --------
   Cash and cash equivalents at end of period .....................................................   $     --       $     --
                                                                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ....................................................................................   $ 13,764       $ 13,240
                                                                                                      ========       ========
      Income taxes ................................................................................   $    372       $  1,013
                                                                                                      ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $730 and $1,404 were entered into for new equipment during the nine month periods ended 1999 and 1998, respectively.

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


NOTE 1.     Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1998, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 25, 1999 and the results of operations for the three and nine month periods ended September 25, 1999 and September 26, 1998, and cash flows for the nine month periods ended September 25, 1999 and September 26, 1998.

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

NOTE 2.     Inventories

                                                    September 25,   December 31,
                                                        1999            1998
                                                    -------------   ------------

Raw materials......................................  $   1,048        $     909
Work-in-process....................................      3,010            3,023
Finished goods.....................................     12,260           13,500
Promotional and packing material...................      2,852            2,576
                                                     ---------        ---------
                                                     $  19,170        $  20,008
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

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any future modifications to the Company's promotional materials.

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

At September 25, 1999, there were outstanding borrowings of $14,600 at a weighted average interest rate of 7.1%. In addition, there were outstanding letters of credit of approximately $700 resulting in $9,700 available to borrow.


NOTE 5.     Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three and nine month period ended September 25, 1999 and September 26, 1998 is as follows:

                                    Three Month Period Ended September 25, 1999
                                    -------------------------------------------
                                        North
                                       America       International       Total
                                       -------       -------------       -----

Revenues from external customers....   $ 53,453       $  7,793         $ 61,246
Intersegment revenues...............        330             --              330
Segment profit (EBITDA) (1).........     12,295            222           12,517
Segment assets......................    126,615         23,842          150,457


                                    Three Month Period Ended September 26, 1998
                                    -------------------------------------------
                                        North
                                       America       International       Total
                                       -------       -------------       -----

Revenues from external customers....   $ 44,099       $  3,943         $ 48,042
Intersegment revenues...............      2,002             --            2,002
Segment profit (EBITDA) (1).........     12,096            461           12,557
Segment assets......................    105,087         11,219          116,306

----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of $5,460 and $7,443 for the three month period ended September 25, 1999 and September 26, 1998, respectively, excluding interest expense of $4,178 and $4,173 for the three month period ended September 25, 1999 and September 26, 1998, respectively, and depreciation and amortization of $879 and $941 for the three month period ended September 25, 1999 and September 26, 1998, respectively and expenses related to stock offering of $2,000 for the three month period ended September 25, 1999. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

                                     Nine Month Period Ended September 25, 1999
                                     ------------------------------------------
                                        North
                                       America       International      Total
                                       -------       -------------      -----

Revenues from external customers....   $150,783        $ 30,030       $180,813
Intersegment revenues...............      2,272              --          2,272
Segment profit (EBITDA) (1).........     30,967          (1,088)        29,879
Segment assets......................    126,615          23,842        150,457



                                     Nine Month Period Ended September 26, 1998
                                     ------------------------------------------
                                        North
                                       America       International      Total
                                       -------       -------------      -----

Revenues from external customers....   $127,697        $ 14,539       $142,236
Intersegment revenues...............      4,613              --          4,613
Segment profit (EBITDA) (1).........     27,546            (125)        27,421
Segment assets......................    105,087          11,219        116,306

----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of $12,833 and $12,512 for the nine month period ended September 25, 1999 and September 26, 1998, respectively, excluding interest expense of $12,410 and $12,397 for the nine month period ended September 25, 1999 and September 26, 1998, respectively, and depreciation and amortization of $2,636 and $2,512 for the nine month period ended September 25, 1999 and September 26, 1998, respectively and expenses related to stock offering of $2,000 for the nine month period ended September 25, 1999. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

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

     (b) On June 25, 1999, the Company entered into a commitment letter with Bankers Trust Company for a new credit facility for borrowings up to $135,000

Both of these transactions were contingent upon the successful completion of the initial public offering. When the Company decided not to follow through and complete the initial public offering, both of these transactions became void and were cancelled. The Company expects to incur approximately $2,000 of expenses in 1999 related to the cancellation of the initial public offering.

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

NOTE 7.     Subsequent Events

On October 20, 1999, the stockholders of the Company approved the reversal of the 8.6976942 to 1 stock split effected June 24, 1999 (the "reverse stock split") which was previously approved by the Board of Directors on September 1, 1999. The reverse stock split was effective on October 28, 1999 when the Restated Articles of Incorporation of the Company were filed with the State of Delaware. All Common Stock and Class A Common Stock share and per share data have been adjusted to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Three and Nine Month Periods Ended September 25,1999 and
           September 26, 1998
--------------------------------------------------------------------------------

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

On June 24, 1999, the name of the Company was changed to HCI Direct, Inc. from Hosiery Corporation of America, Inc.

The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company and in the Company's specific market areas: changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                   Three Month Periods Ended        Nine Month Periods Ended
                                                 ----------------------------    -----------------------------
                                                 September 25,  September 26,    September 25,   September 26,
                                                     1999           1998              1999           1998
                                                 -------------  -------------    -------------   -------------
Net revenues ....................................    100.0%          100.0%           100.0%         100.0%
          Cost of sales .........................     43.2            42.7             46.1           46.7
          Administrative and general expenses ...      5.5             6.5              5.9            6.8
          Provision for doubtful accounts .......      9.1             4.3              9.6            6.4
          Marketing costs .......................     20.7            19.0             20.2           18.9
          Coupon redemption costs ...............      1.1             1.7              1.5            2.0
          Depreciation and amortization .........      1.4             2.0              1.5            1.8
                                                     -----           -----            -----          -----
                    Subtotal ....................     81.0            76.2             84.8           82.6
                                                     -----           -----            -----          -----


Income before interest-net, other expenses
   and provision for income taxes ...............     19.0%           23.8%            15.2%          17.4%
                                                     =====           =====            =====          =====

The Company's sales and operating income increased in the first three quarters compared to last year. Revenues have increased substantially (up 27%) from $142 million in 1998 to $181 million in 1999.

During 1999, the company expanded its mailings in the United Kingdom and Germany and commenced operations in France. International revenues have more than doubled during the year from $14.5 million 1998 to $30.0 million in 1999. In April and September, the Company continued tests in Japan in preparation of a first quarter 2000 launch.

In the United States, the giveaway new customer solicitation offer was changed from "one free pair plus two pairs at $1.00 each" to simply "one pair free". Test results of this new offer indicate it will increase substantially the number of repeat, full price shipments as compared to the prior offer. Additionally, in the United States, as well as Europe, customers now have the ability to order their first shipment through the internet. In July, a child's program was launched in the United States as "Little Silkies". Other new programs in 1999 include telemarketing in the United States, Germany and the United Kingdom to re-enroll customrs in the program and the introduction of the high priced and higher margin Silkies Ultra styles in Europe during 1999.

Three Month Period Ended September 25, 1999 Compared to Three Month Period Ended September 26, 1998
--------------------------------------------------------------------------------

Net revenues increased to $61.2 million in the third quarter of 1999 from $48.0 million for the same period in 1998, an increase of $13.2 million or 27.5%. North America sales were up $9.4 million and International sales increased $3.8 million, which represented a 100% increase for the quarter. Driving the
increased   International   sales  were  increased   mail   quantities  and  the
commencement of operations in France. North America benefited from the introduction of a new offer, which helped increase back-end shipments and a new front-end offer that increased response rates.

Cost of sales increased to $26.5 million in the third quarter of 1999 from $20.5 million for the same period in 1998. The increase in cost of sales is caused by increased shipments North America and the International markets plus the introduction of a children's program (Little Silkies) and the Internet. As a percentage of net revenues, cost of sales increased to 43.2% in 1999's third quarter from 42.7% for the third quarter of 1998. The percentage increased from 42.7% related to the introduction of Little Silkies, the Internet and the start up in France. Excluding the start ups, the percentage would have been at 42.7% in 1999.

Administrative and general expenses increased to $3.4 million in the third quarter of 1999 from $3.1 million in 1998 caused primarily by increased personnel costs. As a percentage of net revenues, these expenses have declined to 5.5 % in the third quarter of 1999 from 6.5% for the same period of 1998.

Provision for doubtful accounts increased to $5.6 million in the third quarter of 1999 from $2.1 million for the same period of 1998. The sales increase in the United States is being generated by a new one free program for the first shipment. The second shipment has a substantially higher incidence of bad debts in this program as compared to 1998 and is primarily responsible for the increase in the provision for doubtful accounts in the third quarter of 1999. As a percentage of net revenues, provision for doubtful accounts was 9.1% and 4.3% for the third quarter of 1999 and 1998, respectively.

Marketing costs have increased to $12.7 million in the third quarter of 1999 from $9.1 million in for the same period of 1998. The increase is related to the expansion internationally in both the United Kingdom and Germany, the introduction of the program in France and testing in Japan. Additionally, on a consolidated basis, the amortization of prior years' cost was $4.3 million in 1999 as compared to $3.0 million in 1998. As a percentage of net revenues, marketing costs were 20.7% in the third quarter of 1999 compared to 19.0% for the same period in 1998.

In 1999, the Company estimates that it incurred $2.0 million in expenses related to a potential initial public offering of equity securities which was not consummated.

Income before taxes decreased to $5.5 million in the third quarter of 1999 from $7.4 million in 1998. A review of the major components of the business for the third quarter of 1999 and 1998 is as follows:

                                                       1999               1998
                                                       ----               ----
         Existing Business
         US, UK, Canada                               $8,824             $7,582
         (Excludes IPO expense of $2.0mm)

         Investment in Germany, France, Little
         Silkies, Internet and Japan (Loss)           (1,364)              (139)

         Stock Offering Expense                       (2,000)               N/A
                                                      ------             ------

         Pre-tax Income                               $5,460             $7,443
                                                      ======             ======

The existing business (pre-tax income) has grown 16.3% offset by the investment in growing additional businesses and the stock offering expense.

Nine Month Period Ended September 25, 1999 Compared to Nine Month Period Ended September 26, 1998
--------------------------------------------------------------------------------

Net revenues increased by 27.1% to $180.8 million in the first nine months of 1999 from $142.2 million for the same period in 1998. The increase in net revenues was attributable to a $23.1 million increase in North America and an increase of $15.5 million in international net revenues. The increase in North America was the result of higher back-end shipments and the addition of Canada for the first nine months of 1999 versus only the second half in 1998 ($2.3 million of the increase). The increase in international revenues is the result of increased mail quantities in the United Kingdom and Germany and the expansion into France.

Cost of sales increased to $83.3 million in the first nine months of 1999 from $66.5 million in 1998. Driving the increase in cost of sales is the international expansion and the increased revenue in North America. As a percentage of net revenues, cost of sales is 46.1% in the first nine months of 1999 compared to 46.7% in 1998.

Administrative and general expenses increased to $10.7 million in the first nine months of 1999 from $9.7 million in 1998. Increased personnel costs account for the increase. As a percentage of net revenues, administrative and general expenses declined to 5.9% in the first nine months of 1999 from 6.8% in 1998.

Provision for doubtful accounts increased to $17.3 million in 1999's first nine months from $9.1 million in 1998. The primary reason for the increase has been the introduction of a new offer in the United States that increases the number of back-end shipments and profits but also results in a higher provision for doubtful accounts ($7.4 million in North America). Additionally, increased mailings and shipments in the international segment account for the difference. As a percentage of net revenues, provision for doubtful accounts was 9.6% and 6.4% for the first nine months of 1999 and 1998, respectively.

Marketing costs increased to $36.5 million in the first nine months of 1999 from $26.8 million for same period of 1998. The increase is $9.6 million, of which international accounts for $3.5 million related primarily to increased solicitations in the United Kingdom and Germany and the entry into France. The balance of the increase ($6.2 million) is attributable to North America. As a percentage of net revenues, marketing costs were 20.2% in the first nine months of 1999 versus 18.9% in 1998.

Income before taxes increased to $12.8 million in the first nine months of 1999 from $12.5 million in 1998. A review of the major components of the business year-to-date 1999 and 1998 is as follows:

                                                       1999               1998
                                                       ----               ----

         Existing Business
         US, UK, Canada                              $18,985            $13,127
         (Excludes IPO expense of $2.0mm)

         Investment in Germany, France, Little
         Silkies, Internet and Japan (Loss)           (4,152)              (615)

         Stock Offering Expense                       (2,000)               N/A
                                                     -------            -------
         Pre-tax Income                              $12,833            $12,512
                                                     =======            =======


The existing business (pre-tax income) has grown 44.6% offset by the investment in growing additional businesses and the stock offering expense.

Net income has remained level at $7.8 million in 1999 and 1998. Excluding the investment in new countries and other businesses and the stock offering expense, net income would have increased.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $4.5 million is caused by four mailings in the first nine months of 1999 which increased borrowings under line of credit and accounts payable. This was partially offset by the increase in accounts receivable.

Net cash used in operating activities was $5.3 million for the first nine months of 1999 as compared to $1.0 million in 1998. This change was primarily due to increases in receivables, increases in the payments for customer acquisition costs offset by an increase in the amortization of customer acquisition costs.

Net cash used in investing activities to acquire assets was $0.6 million in the first nine months of 1999 compared to $4.7 million in 1998. This change was primarily due to the Company's acquisition of Enchantress Hosiery of Canada in 1998.

Net cash provided by financing activities was $5.9 million and $1.4 million for the first nine months of 1999 and 1998, respectively. The difference primarily representing increased borrowings under the credit facility.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At September 25, 1999, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $146.3 million, including $72.1 million of senior secured debt and $69.0 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 1999 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $7.5 million in 1999, $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $25.0 million, $9.7 million of which was available at September 25, 1999.

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

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any further modifications to the Company's promotional materials.

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

The Company has adopted a five-phase Year 2000 program consisting of Phase I - identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II -
assessment  of  items  identified  in  Phase  I;  Phase  III  -  remediation  or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I, II and III. Phase IV is complete for all critical business applications. Of the non-critical items, Phase IV is approximately 99% complete. Phase IV is expected to be 100% complete by the end of November 1999. Phase V is expected to be complete by the end of 1999. Follow up testing is planned for the fourth quarter of 1999 to ensure that all components have remained compliant. The Company has spent approximately $0.4 million on internal manpower costs during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company has incurred approximately $0.1 million in the first nine months of 1999 and expects to incur approximately $0.02 million of future expense to complete the Year 2000 compliance project.

The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The Company continues to make inquiries of its vendors whose Year 2000 compliance is important to its ongoing business. Based on preliminary information received by the Company, the only significant vendor that could adversely affect operations is the United States Postal Service. The postal service assumes that it will be compliant, but if it is not, the Company's business and operations could be materially adversely affected. The Company currently does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secure where applicable by the end of November 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of September 25, 1999, has not significantly changed since December 31, 1998. The market risk profile on December 31, 1998, is disclosed in the Company's 1998 Annual Report on Form 10-K.

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

In 1997 and 1998, the Company received inquiries from the Direct Marketing Association and the National Advertising Division of the Better Business Bureau concerning whether the terms of its promotional offers are sufficiently disclosed in its promotional materials. These inquiries were resolved without any further modifications to the Company's promotional materials.

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

On October 20, 1999 the stockholders of the Company approved the reversal of the
8.6976942 to 1 stock split effected June 24, 1999 (the "reverse stock split") which was previously approved by the Board of Directors on September 1, 1999. The reverse stock split was effective on October 28, 1999 when the Restated Articles of Incorporation of the Company were filed with the State of Delaware. All Common Stock and Class A Common Stock share and per share data have been adjusted to reflect the reverse stock split.

Item 5.  Other Information
         On June 25, 1999, Mr. Joseph A. Murphy resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8K.

     A.  Exhibits

         27.0 Financial Data Schedule

     B.  Form 8K
         No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               HCI DIRECT, INC.
                                                               ----------------
                                                                   (Registrant)





Date:  November 4, 1999                               /s/  ARTHUR C. HUGHES
------------------------                           ----------------------------
                                                               Arthur C. Hughes
                                                               Vice President &
                                                        Chief Financial Officer