Form 10-K
period 1999-12-31
HCI DIRECT INC
filed 2000-03-30
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)
(  X  )  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the Fiscal Year Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 30, 2000
----------------------------                 -----------------------------------
Voting                                                     1,331,574
Class A, non-voting                                           75,652

The following documents are incorporated by reference herein:  (none).

                           FORWARD-LOOKING STATEMENTS
                           --------------------------
         This Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the women's hosiery industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements.

         We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.


                                     PART I
                                     ------
ITEM 1.  BUSINESS
-----------------

     HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) (the "Company"), is a corporation organized in 1975 under the laws of the state of Delaware.

     The Company is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout North America and the United Kingdom. The Company has recently begun to expand its operations into France and Germany. (See Note 3 to the Consolidated
Financial Statements of the Company in Item 8 hereof.) The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a free offer or a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's hosiery production was approximately 57 million pairs in 1999, primarily marketed under the Silkies(R) brand name. The Company's manufacturing operations supplied 69% of all the hosiery required by the Company's continuity program during 1999 with the balance being outsourced.

         The Company markets its hosiery products primarily through its direct mail marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 82 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer which has attracted front end customers and reactivated previous customers. During 1999, the Company established an Internet presence with a website enabling customers to enroll on-line into the continuity program.

         In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is a "loss leader". The introductory offer is either one pair free or one pair free plus two pair at a discounted price plus shipping and handling.

         Front end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, typically every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 1999, the Company had approximately 1.7 million back end customers. Such "active back end customers" exclude customers receiving their first shipment.

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

         The Continuity Program. The Company's current initial direct mail solicitation offers its customers either a one pair free offer or the opportunity to receive one free pair of hosiery with the purchase of two additional pairs at $1.00 per pair. The customer is able to choose the size and color for this initial shipment.

         For those customers that receive only the one pair free offer, the first shipment that they must pay, to stay in the program, is the second shipment (four pair at the regular price). Whereas the one pair free plus two pair at $1.00 per pair customer must pay for the first shipment to stay in the program.

         By paying for the product and ordering another shipment of hosiery, the customer joins the Company's continuity program and becomes a repeat or back end customer. Upon payment for each shipment, customers are sent a subsequent shipment of regularly priced hose, typically every four to six weeks, with some customers electing a bi-monthly shipment option. With each shipment, customers may change the selection of styles, colors and sizes. Back end shipments contain either four or six pairs of hosiery which vary in price according to style. All shipments are made on credit, but the Company's exposure to any one customer is limited to the cost of one shipment. Customers are not required to commit to a minimum purchase amount and can cancel the program at any time, for any reason.

         Acquiring Front End Customers. Direct mail marketing has become the Company's primary means of attracting new front end customers and reactivating previous customers. Four major solicitations featuring the Company's introductory offer are mailed each year (January, March, June, September). There is no significant seasonality in the mailings.

         The Company employs, whenever possible, advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 82 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. During each major solicitation, all chosen customer lists are ranked by potential realizable profit. The mailing cut off is then matched to budgeted production. This process ensures that anticipated profit is maximized from each of the four mailings.

         Retention of Back End Customers. The Company seeks to retain its continuity or back end customers by providing high quality hosiery on a regular basis and at competitive prices. In addition, as members of the continuity program, customers receive gift certificates with each shipment of hosiery which can be redeemed for a wide array of merchandise. The Company also offers a women's wear catalog featuring branded and private label lingerie and intimate apparel products in conjunction with outside manufacturers. Through these means the Company believes it has been able to establish a predictable base of back end customers without significant losses of customers over time. Whilst constantly developing new means of increasing the retention of back end customers, the Company inevitably loses a proportion of these customers due to such factors as competition (e.g. retail), fashion change, customer having too much hosiery, quality and garment fit.

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

         Customer Testing. All aspects of the Company's direct mail marketing program typically result from specific customer testing which the Company conducts continuously. Such testing enables the Company to (i) project the profitability of certain in-house and outside customer lists; (ii) maximize response rates to front end solicitations; (iii) determine the profitability of the product mix offered to back end customers; (iv) determine optimal pricing strategy; and (v) increase payment and retention rates. Constant refinement of test programs through creative design, offer upgrades, new hosiery products and referrals are conducted throughout various mailings with the objective of increasing response rates or reducing cost, without negatively impacting continuation or retention. The time from test to application can take between three and twelve months depending on the testing employed. Historically, the Company's actual results have generally been similar to its test results.

         Customer Profile. Management believes that the Company's average customer is a working woman between age 30 and 55. The Company estimates that its average customer buys approximately 60% of her sheer hosiery products from the Company, and many of such customers purchase hosiery for other household members.

Product and Development
-----------------------

         The Company manufactures competitively priced, quality women's sheer hosiery under the Silkies(R) brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 2000, includes ten styles of sheer hosiery, in ten different colors and six sizes, as well as knee-hi's and two opaque styles in six different colors. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm, Opaque, Shapely Perfection, Trouser Socks, Ultra Control Top, Ultra Total Leg Control and Ultra Shapely Perfection. The Company's elastomer products currently represent approximately 93% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles. As of January 2000, the styles range in price from $2.47 to $5.99 per pair. The Company performs extensive consumer research and product testing to:
(i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Shapely Perfection.

Data Processing and Management Information Systems
--------------------------------------------------

         The Company has computer and data processing capabilities which are adequate for its current level of operations. The Company has a full back up and disaster recovery program for its data processing and order processing systems which enables operation at an outside facility within twelve hours of the onset of such need.

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

Manufacturing and Distribution
------------------------------

         The Company manages all phases of the manufacturing, outsourcing, procurement and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with approximately 69% of the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality. Additionally, the results of the Company's direct mail marketing program allow the Company quickly to adjust its manufacturing output accordingly.

         Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. Most knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and then to the Heath Springs, South Carolina, facility where they are prepared for delivery. In Europe, approximately 75% of the product is purchased from an outside supplier in Italy with the balance being produced in the United States.

         Suppliers. The primary raw materials utilized in the Company's manufacturing operations are nylon and spandex yarn, dye and chemicals. The Company purchases a majority of its yarn under 6-month fixed-price contracts from various domestic and international suppliers. Although the Company generally stocks only a two to three week supply of raw materials in order to manage inventory efficiently, the predictable nature of the Company's shipments generally allows it to order raw materials up to a year in advance and secure an adequate supply at prearranged costs, as well as purchased hosiery.

         Packaging and Distribution. The Company operates fully automated, high speed packaging machines and distributes its products through the postal service directly to the customer's home. The Company's use of standardized and fully automated packaging allows the Company to achieve significant efficiencies. The Company uses the postal service and has been able to control delivery costs by passing on to its customers any increases in postal rates. However, there can be no assurance that in the future the Company will be able to pass on increased shipping costs to its customers. The Company also tries to minimize postal costs through the use of pre-sorting, utilizing nine digit zip codes and co-mingling of mail. In Europe, the Company has recently consolidated fulfillment centers in the United Kingdom and France to a fulfillment center in Switzerland. This consolidation allows for greater efficiency in servicing the customers of the United Kingdom, Germany and France.

         Capital Investment. During the past ten years, the Company has spent approximately $32 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 67 million pairs annually. Additional requirements are being outsourced in Mexico and Italy.

Growth Strategy
---------------

         Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides strong potential for future growth through the direct mail marketing channel and the Internet. The Company has formed a committee to develop and oversee the Internet strategy. The Company's strategy for additional growth primarily involves expanding its current operations in Germany, France and the United Kingdom, and to begin mailing in Japan. The Company believes, based in part on management's significant experience with international operations, test marketing during 1997 and 1998 in France and Germany, test marketing in 1998 and 1999 in Japan, and the introduction of new styles, that the international markets provide significant opportunities for growth. Additionally, during 1999, the Company successfully mailed and fulfilled a new program "Little Silkies" that targets children through the age of twelve, as well as other new products.

Competition and Industry
------------------------

         The Company operates exclusively in the women's sheer hosiery industry, targeting adult females as customers. Management believes that the women's sheer hosiery market is declining partly as a result of changes in women's choices in business and leisure wear. Despite this apparent overall market decline, the Company has been able to increase its sales from $178.7 million in 1997 to $259.9 million in 1999.

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

         The major United States hosiery manufacturers include Sara Lee Hosiery, a division of Sara Lee Corporation, Kayser-Roth, a subsidiary of Italian-based Golden Lady, the Company and Americal, a privately held U.S. concern. Sara Lee Hosiery and Kayser-Roth are believed to account for more than 70% of the women's sheer hosiery market. Over 60 other smaller manufacturers also produce women's sheer hosiery primarily for sale under private labels. Sara Lee Hosiery and Golden Lady are also significant competitors in Europe. Competition in the women's sheer hosiery market is generally based on price, quality and customer service.

         In addition, the Company competes, and faces potential competition, with other direct marketing and Internet companies. Such competitors include businesses which engage in direct mail, catalog sales, telemarketing and other methods of sale which compete for the attention and spending dollars of consumers in the home. There are numerous direct marketing companies that are larger and better capitalized than the Company and that offer more varied product assortments. The Company believes, however, that it is the only significant direct marketing company to focus exclusively on women's sheer hosiery.

Employees
---------

         As of December 31, 1999, the Company had 1,077 employees, 204 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 313 of whom were located at its manufacturing facility in Newland, North Carolina, 237 of whom were located at its manufacturing, and packaging facility in Lancaster, South Carolina, and 267 of whom were located at its sewing and fulfillment operations facility in Heath Springs, South Carolina. Additionally, 56 employees are currently employed in Canada and Europe. Of the total number of employees, 167 are salaried. The remaining 910 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Recapitalization
----------------

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. At December 31, 1999, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $141.4 million, including $67.3 million of senior secured debt and $69.1 million of senior subordinated debt (the "Notes"). (See Items 7 and 13 and Note 15 to Consolidated Financial Statements of the Company in Item 8 hereof).

ITEM 2.  PROPERTIES
-------------------

The Company owns or leases facilities at nine principal locations. The following sets forth the general location of each, its size, whether the facility is owned or leased and the principal function of each.

                             Size in     Owned/
Location                   Square Feet   Leased    Function
-----------------------    -----------   ------    -----------------------------
                                                   Headquarters; Administration;
                                                   Marketing; Data Processing;
 Bensalem, Pennsylvania       60,000     Leased    Customer Service

 Newland, North Carolina     138,000      Owned    Knitting; Sewing

 Lancaster, South
  Carolina                   142,000      Owned    Dyeing; Packaging

 Heath Springs, South                              Fulfillment Operations,
  Carolina                   143,000      Owned    United States

                                                   Fulfillment Operations,
 Liestal, Switzerland         69,000     Leased    Europe

 Liverpool, United Kingdom    15,000     Leased    Headquarters; United Kingdom

 Ettligen, Germany             3,000     Leased    Office

 Markham, Ontario Canada       6,000     Leased    Office

 Tokyo, Japan                    600     Leased    Office

     The owned facilities are subject to mortgages and security interests granted to secure payment of the Company's debt. See Note 10 to the Consolidated Financial Statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) in Item 8 hereof.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

       The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the 2 states. However, the state never finalized this agreement and the Company has not heard further from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

           On October 20, 1999, a majority of the Stockholders of the Company approved by written consent the reversal of the 8.6976942 to 1 stock split effective June 24, 1999 (the "reverse stock split"). The reverse stock split was previously approved by the Board of Directors on September 1, 1999. The reverse stock split was effective on October 27, 1999 when the Restated Articles of Incorporation of the Company were filed with the State of Delaware.


                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
------------------------------------------------------------

           There is no established public trading market for any class of common equity of the Company.

         As of March 30, 2000, the Company had approximately 41 holders of record of its common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

                                                        Year Ended December 31,
                                                        -----------------------
                                       1999          1998         1997         1996         1995
                                       ----          ----         ----         ----         ----
                                                                 (In Thousands)

  Net Revenues ..................   $ 259,881    $ 198,681    $ 178,682    $ 162,763    $ 136,299

  Operating Income ..............      39,890       38,080       35,854       36,968       31,427

  Income (Loss) From Continuing
  Operations Before Provision
  (Benefit) for Income Taxes ....      20,990       21,519       17,835       (5,696)      12,056

  Income From Continuing
  Operations Before Compensation
  Related to Stock Options,
  Expenses Related to Aborted
  Stock Offerings and Acquisition
  and Provision (Benefit) for
  Income Taxes (a) ..............      23,037       21,519       17,835       18,829       12,056

  Working Capital ...............       1,713        9,215       12,455          589        5,794

  Total Assets ..................     155,612      130,039      100,600       92,600       82,860

  Long-Term Debt ................     127,608      135,952      138,565      143,705      151,093

  Redeemable Equity Securities ..          --          885          872          768          384

  Stockholders' Deficiency ......     (46,799)     (60,162)     (72,083)     (83,822)    (102,920)

----------------

(a) During 1996, the Company granted options to certain employees to purchase up to 215,369 shares of common stock. The Company recognized $22,938 of compensation expense related to the difference between the estimated fair value of the stock at the date of grant and the exercise price of such options. (See Note 20 to the Consolidated Financial Statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) in Item 8 hereof for further discussion.) In 1996, the Company incurred costs of $1.6 million for a potential initial public offering and a potential acquisition, neither of which were consummated. During 1999, the Company incurred costs of $2.0 million associated with a potential initial public offering of equity securities which was not consummated. "Operating income" and "income (loss) from continuing operations before provision (benefit) for income taxes per the Consolidated Financial Statements of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) have been adjusted in the above table to exclude these charges in order to present comparable operating information with that of previous years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------

Results of Operations
---------------------

         The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                                 Fiscal Years Ended December 31,
                                                 -------------------------------
                                                        1999    1998     1997
                                                        ----    ----     ----
Net revenues ......................................     100.0%   100.0%   100.0%
      Cost of sales ...............................      45.3     46.0     45.9
      Administrative and general expenses .........       5.7      6.9      6.8
      Provision for doubtful accounts .............      11.0      5.8      6.0
      Marketing costs .............................      19.7     18.4     17.1
      Coupon redemption costs .....................       1.3      1.9      2.1
      Depreciation and amortization ...............       1.4      1.7      1.7
                                                        -----    -----    -----

           Subtotal ...............................      84.4     80.7     79.6
                                                        -----    -----    -----

Operating income before interest, expenses related
      to aborted stock offering, other expenses and
      provision for income taxes ..................      15.6%    19.3%    20.4%
                                                        =====    =====    =====

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

         Net revenues increased by 30.8% to $259.9 million in fiscal 1999 from $198.7 million in 1998. North America contributed $42.2 million and Europe $19.0 million of the increase, respectively. In Europe, the UK was up $10.9 million, Germany $6.1 million and France was reinitiated again in 1999 and contributed $2.1 million of the increase. The increase in North America was primarily due to a new offer that dramatically increases the number of customers who receive the second and third shipments.

         Cost of sales increased from $91.4 million in 1998 to $117.8 million in 1999, an increase of 29.0%. As a percentage of net revenues, cost of sales declined to 45.3% in 1999 from 46.0% in 1998. The improvement in the cost of sales percentage from year to year is primarily due to the new offer in the United States, as this offer increased back end shipments which have a higher margin than new customer shipments.

         Administrative and general expenses increased 9.2% to $15.0 million in 1999 from $13.7 million in 1998. New start ups for the Internet, Japan, Little Silkies and the reinitiation of France account for $0.7 million of the increase with the balance caused primarily by higher wages and increased personnel. As a percentage of net revenues, administrative and general expenses declined to 5.7% in 1999 compared to 6.9% in 1998.

         Provision for doubtful accounts increased to $28.6 million in 1999 from $11.5 million in 1998, an increase of 147.5%. This increase was primarily driven by the new offer in the United States, where the first shipment is totally free and the second shipment is four pair at full price. This offer generates substantially more back end shipments but is offset to a certain extent by the cost of bad debts. North America accounted for $15.8 million of the increase with the balance related to the growth in Europe. As a percentage of net revenues, bad debts were 11.0% for 1999 compared to 5.8% for 1998.

         Marketing costs increased 39.8% to $51.1 million from $36.6 million for the years ended December 31, 1999 and 1998, respectively. The increase in marketing costs was due to the increased number and volume of mailing campaigns in 1999 versus 1998 and the increased number and volume of mailing campaigns in 1998 versus 1997. These costs are deferred and amortized over a 42-month period with the greatest amortization in the first 24 months. Expansion in the United Kingdom and Germany plus entering France and Japan, developing an Internet business and starting a "Little Silkies" line for young girls contributed to the increase in marketing costs in 1999 over 1998. As a percentage of net revenues, marketing costs were 19.7% in 1999 versus 18.4% in 1998.

         Coupon redemption costs decreased to $3.3 million for 1999 from $3.8 million for 1998. As a percentage of net revenues, redemption costs were 1.3% in 1999 versus 1.9% for 1998.

         Operating income increased to $39.9 million in 1999 from $38.1 million in 1998, an increase of 4.8%. The increase in operating income was primarily the result of increased revenue offset by higher cost of sales, provision for doubtful accounts and marketing costs. As a percentage of net revenues, operating income was 15.3% in 1999 versus 19.2% for 1998.

         The Company had net income of $12.2 million in 1999 as compared to net income of $13.5 million in 1998. As a percentage of net revenues, net income was 4.7% in 1999 versus 6.8% for 1998.

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


Liquidity and Capital Resources
-------------------------------

         The Company's cash requirements arise principally from the need to finance new front end solicitations (customers), capital expenditures, debt repayment and other working capital requirements. The Company financed these requirements and expects to finance future requirements for 2000 (including $13.0 million of debt repayments) from internally generated funds and/or its Credit Facility.

         In fiscal 1999, 1998 and 1997, capital expenditures were $1.9 million, $3.6 million and $2.6 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment and facility acquisition and enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $2.0 million in 2000 for additional equipment. These capital expenditures will be financed through internal sources or the assumption of capital leases.

         Net cash provided by operating activities was $0.1 million in 1999 as compared to $4.6 million in 1998 and $11.2 million in 1997. The decrease from 1998 to 1999 was caused by the increase in accounts receivable, lower net income and increase in accounts payable, offset by lower inventories. The decrease from 1997 to 1998 was caused by the increase in the payments for deferred marketing offset by higher amortization of these costs and the increase in prepaid costs for future marketing (January 1999).

         Net cash used in investing activities was $1.0 million in 1999, $5.1 million in 1998 and $0.9 million in 1997. In 1998, a Canadian hosiery company was acquired.

         Net cash provided by (used in) financing activities was $0.9 million, ($3.8) million and ($7.9) million, respectively. During 1997, a new credit agreement was reached with the Company's bank lenders which provided $65 million in term debt at a substantially lower interest rate (7.5% versus 8.8%) an increase in its line of credit from $15 million to $20 million and a change in the covenants relating to the credit agreement. In 1999, the line of credit was increased to $25 million and the covenants were also changed. Net payments on bank and other financing, including capital lease obligations and excluding the termination of the prior term debt, totaled $9.4 million, $5.3 million and $7.3 million in 1999, 1998 and 1997, respectively.

The Recapitalization and Line of Credit
---------------------------------------

         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. In November 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15 million to $20 million, a substantial change in the timing of principal payments and changes to the debt covenants. At December 31, 1999, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $141.4 million, including $67.3 million of senior secured debt and $69.1 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through January 2002 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002. The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $20.0 million, $5.5 million of which was available at December 31, 1999.

         In March 1999, the Company amended its Credit Agreement to include an Incremental Revolving Loan of $5.0 million. This loan can be made from time to time after the existing revolving credit facility equals $20.0 million. In December 1999, this loan was extended until March 2000 at which time $4.0 million of the Incremental Revolving Loan was extended through the life of the Credit Agreement. At December 31, 1999 all $5.0 million was available to the Company giving it $10,533 in total credit facilities. Additionally, certain of the Company's covenants were waived for the December quarter and amended for 2000 and subsequent years.

Legal Proceedings
-----------------

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

         The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the 2 states. However, the state never finalized this agreement and the Company has not heard further from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

Year 2000
---------

     The Company adopted a five-phase Year 2000 program consisting of Phase I - identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company successfully completed all phases of its Year 2000 program and was Year 2000 compliant as of November 1999. The Company spent approximately $0.4 million on internal manpower costs during 1997 and 1998 related to the Year 2000 issue, representing approximately 4% of the information systems budget. The Company spent approximately $0.1 million in 1999 to complete the project. The Company had a limited contingency plan that addressed the possible impact of Year 2000 problems on mission critical systems but believes that the risk of such problems has passed.

         The Company's use of its own information technology personnel to make the business systems Year 2000 compliant did delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

         The Company's vendors are all Year 2000 compliant including the U.S. Postal Service which is the only significant vendor which could have adversely affected the Company's operations.

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

Accounting Statements Not Yet Adopted
-------------------------------------

         New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of the SFAS will be on the Company's future earnings or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The Company uses its revolving credit facility, term loan, senior subordinated notes and bonds to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the Eurodollar Rate, Federal Funds Rate or the prime rate. Also, the Company sources hosiery at prices denominated in foreign currency and also sells products in Canada, United Kingdom, France and Germany at prices denominated in local currency.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loan, senior subordinated notes and bonds in effect at December 31, 1999. Note 19 to the consolidated financial statements should be read in conjunction with the table below (dollar amount in thousands).

                                                      Year of Maturity
                                                                                                          Total      Fair
                                                                                                          Due at     Value at
                               2000         2001       2002           2003         2004    Thereafter     Maturity   12/31/99
                               ----         ----       ----           ----         ----    ----------     --------   --------
Interest rate sensitive
assets:
Noninterest bearing
checking and savings
accounts                     $  1,746    $     --     $     --      $     --    $    --      $     --      $  1,746   $  1,746
     Average interest rate         --%                                                                           --%        --

Interest-bearing checking
accounts, savings accounts
and money market deposit
accounts                          890                                                                            890        890
     Average interest rate       4.50                                                                           4.50         --
                             --------    --------     --------      --------    --------     --------       --------   --------

                             $  2,636                                                                       $  2,636   $  2,636
                             ========                                                                       ========   ========
                                 1.52%                                                                          1.52%        --
                                =====                                                                           ====

Interest rate sensitive
liabilities:
Noninterest bearing
checking and savings
accounts                     $  3,384    $    --      $     --      $     --    $     --     $     --       $  3,384   $  3,384
     Average interest rate         --%                                                                            --%        --

Short-term and variable
rate borrowings                26,867     20,117        19,117           117         117           29         66,364     66,364
     Average interest rate       7.65       7.65          7.65          7.05        7.10         7.10           7.65         --

Fixed-rate borrowings                                   69,069                                                69,069     72,800
     Average interest rate                               13.75                                                 13.75         --
                             --------    --------     --------      --------    --------     --------       --------   --------

                             $ 30,251    $ 20,117     $ 88,186      $    117    $    117     $     29       $138,817   $142,548
                             ========    ========     ========      ========    ========     ========       ========   ========
                                 6.79%       7.65%       12.43%         7.05%       7.10%        7.10%         10.50%        --
                             ========    ========     ========      ========    ========     ========       ========   ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                HCI DIRECT, INC.
                (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)

         Index to Financial Statements and Financial Statement Schedule

                                                                                            Page Number
                                                                                            -----------
Financial Statements and Independent Auditors' Report:
        Independent Auditors' Report....................................................        19
        Consolidated Balance Sheets--December 31, 1999 and 1998.........................        20
        Consolidated Statements of Income--For the years ended December 31, 1999,
           1998 and 1997................................................................        21
        Consolidated Statements of Cash Flows--For the years ended December 31, 1999,
           1998 and 1997................................................................        22
        Consolidated Statements of Stockholders' Deficiency--For the years
           ended December 31, 1999, 1998 and 1997.......................................        23
        Notes to Consolidated Financial Statements......................................        24
Financial Statement Schedule and Independent Auditors' Report:
        Independent Auditors' Report....................................................        S-1
        Schedule I--Valuation and Qualifying Accounts--For the years ended
           December 31, 1999, 1998 and 1997.............................................        S-2

        Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   HCI Direct, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing standards generally accepted in the United States of America.






Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 30, 2000


                       HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.) AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                  DECEMBER 31, 1999 AND 1998
                                     (Dollars in thousands, except share and per share data)
                                                                                              1999         1998
                                                                                           ---------    ---------
ASSETS
CURRENT ASSETS:
    ....................................................................................
     Cash and cash equivalents .........................................................   $      --    $      --
     Accounts receivable, less an allowance for doubtful accounts of
      $6,048 and $1,901 in 1999 and 1998, respectively .................................      49,625       32,214
     Inventories .......................................................................      14,248       20,008
     Prepaid customer acquisition costs ................................................       6,548        3,989
     Prepaid and other current assets ..................................................       4,649        4,419
                                                                                           ---------    ---------
          Total current assets .........................................................      75,070       60,630
PROPERTY AND EQUIPMENT, net ............................................................      16,467       17,906
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................      56,203       42,273
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $8,227 and $6,774 in 1999 and 1998, respectively ..................................       3,337        4,790
GOODWILL, less accumulated amortization of $185 and $61 in 1999 and 1998, respectively .       3,609        3,733
OTHER ASSETS ...........................................................................         926          707
                                                                                           ---------    ---------
TOTAL ..................................................................................   $ 155,612    $ 130,039
                                                                                           =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit ...................................................   $  13,750    $   3,400
     Current portion of long-term debt .................................................      13,117        7,617
     Current portion of capital lease obligations ......................................       1,526        1,726
     Bank overdrafts ...................................................................          33        1,397
     Accounts payable ..................................................................      15,061       10,321
     Accrued expenses and other current liabilities ....................................       8,342        9,389
     Accrued interest ..................................................................       4,625        4,771
     Accrued coupon redemption costs ...................................................       4,166        4,679
     Deferred income taxes .............................................................      12,379        8,115
     Income taxes payable ..............................................................         358           --
                                                                                           ---------    ---------
          Total current liabilities ....................................................      73,357       51,415
LONG-TERM DEBT, Less current portion ...................................................     108,566      121,433
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................       4,399        5,176
ACCRUED COUPON REDEMPTION COSTS ........................................................         336          408
DEFERRED INCOME TAXES ..................................................................      15,753       10,884
                                                                                           ---------    ---------
          Total liabilities ............................................................     202,411      189,316
                                                                                           ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE EQUITY SECURITIES ...........................................................          --          885
                                                                                           ---------    ---------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $127,885 and
       $101,236 in 1999 and 1998, respectively), 3,811,901 and 3,748,497 shares issued in 1999 and 1998, respectively, 3,803,186 and 3,739,782 shares outstanding in
       1999 and 1998, respectively .....................................................      38,119       37,485
     Common stock, voting, $.01 par value: 60,000,000 and 3,000,000 shares authorized in 1999 and 1998, respectively, 1,350,174 and 1,340,122 shares issued in 1999 and
       1998, respectively, 1,331,574 and 1,321,522 shares outstanding in 1999 and
       1998, respectively ..............................................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 and 500,000 shares authorized in 1999 and 1998, respectively, 75,652
       shares issued and outstanding ...................................................           1            1
     Additional paid-in capital ........................................................      19,120       18,869
     Compensatory stock options outstanding ............................................      20,943       20,943
     Accumulated deficit ...............................................................    (122,722)    (134,950)
     Restricted stock ..................................................................        (197)        (447)
                                                                                           ---------    ---------
                                                                                             (44,723)     (58,086)
     Treasury stock, at cost, 27,315 shares in 1999 and 1998 (8,715 preferred shares
       and 18,600 common shares) .......................................................      (2,076)      (2,076)
                                                                                           ---------    ---------
          Net stockholders' deficiency .................................................     (46,799)     (60,162)
                                                                                           ---------    ---------
TOTAL ..................................................................................   $ 155,612    $ 130,039
                                                                                           =========    =========

                  See notes to condensed consolidated financial statements

                                             20

         HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                 AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                              (Dollars in thousands)

                                                                     1999       1998       1997
                                                                   --------   --------   --------
NET REVENUES ...................................................   $259,881   $198,681   $178,682
                                                                   --------   --------   --------
COSTS AND EXPENSES:
     Cost of sales .............................................    117,809     91,352     82,119
     Administrative and general expenses .......................     14,960     13,694     12,121
     Provision for doubtful accounts ...........................     28,552     11,536     10,791
     Marketing costs ...........................................     51,148     36,585     30,538
     Coupon redemption costs ...................................      3,290      3,843      3,671
     Depreciation and amortization .............................      3,599      3,405      3,059
     Other expenses ............................................        633        186        529
                                                                   --------   --------   --------

OPERATING INCOME ...............................................     39,890     38,080     35,854
     Expenses related to aborted stock offering ................      2,047         --         --
     Interest income ...........................................         35         71         90
     Interest expense ..........................................     16,888     16,632     18,109
                                                                   --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES .......................     20,990     21,519     17,835
PROVISION FOR INCOME TAXES .....................................      8,762      8,055      6,242
                                                                   --------   --------   --------

NET INCOME .....................................................   $ 12,228   $ 13,464   $ 11,593
                                                                   ========   ========   ========


                 See notes to consolidated financial statements

                             HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                                    AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                 (Dollars in thousands)

                                                                          1999        1998        1997
                                                                        --------    --------    -------
OPERATING ACTIVITIES:
   Net income .......................................................   $ 12,228    $ 13,464    $ 11,593
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization .................................      3,599       3,405       3,059
      Amortization of debt issue costs and discounts ................      1,732       1,701       1,844
      (Gain) loss on sale and abandonments of property and equipment          (2)         (7)          4
      Amortization of restricted stock ..............................        250         250         250
      Amortization of deferred customer acquisition costs ...........     45,376      32,134      24,489
      (Increase) decrease in operating assets:
            Accounts receivable .....................................    (17,411)     (7,596)     (1,241)
            Inventories .............................................      5,760      (4,513)        380
            Payments for deferred customer acquisition costs ........    (59,306)    (47,188)    (30,492)
            Prepaid and other current assets ........................     (2,789)     (2,381)       (656)
            Other assets ............................................       (387)       (604)        (44)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities       2,183       8,394        (630)
            Income taxes payable ....................................        358          --          --
            Deferred income taxes ...................................      9,133       7,844       3,150
            Accrued coupon redemption costs .........................       (585)       (321)       (542)
                                                                        --------    --------    --------
                  Net cash provided by operating activities .........        139       4,582      11,164
                                                                        --------    --------    --------
INVESTING ACTIVITIES:
   Acquisitions of property and equipment ...........................     (1,090)     (1,191)       (919)
   Acquisition of business ..........................................         --      (3,914)         --
   Proceeds from sale of property and equipment .....................         47          20           3
                                                                        --------    --------    --------
                  Net cash used in investing activities .............     (1,043)     (5,085)       (916)
                                                                        --------    --------    --------
FINANCING ACTIVITIES:
   Net borrowings under line of credit ..............................     10,350       3,400          --
   Proceeds from bank and other financing ...........................         --          --      65,000
   Payments on bank and other financing .............................     (7,646)     (3,617)    (70,566)
   Payments on capital leases .......................................     (1,800)     (1,663)     (1,783)
   Debt issuance costs ..............................................         --        (164)       (532)
   Proceeds from exercise of options, net of tax ....................         --         296          --
   Purchase of treasury stock .......................................         --      (2,076)         --
                                                                        --------    --------    --------
                  Net cash provided by (used in) financing activities        904      (3,824)     (7,881)
                                                                        --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         --      (4,327)      2,367
   Cash and cash equivalents at beginning of year ...................         --       4,327       1,960
                                                                        --------    --------    --------
   Cash and cash equivalents at end of year .........................   $     --    $     --    $  4,327
                                                                        ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ......................................................   $ 15,080    $ 14,768    $ 16,310
                                                                        ========    ========    ========
      Income taxes ..................................................   $    403    $  1,618    $  3,303
                                                                        ========    ========    ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations of $823, $2,424, and $1,999 were entered into for new equipment during 1999, 1998, and
   1997, respectively.

                       See notes to consolidated financial statements.

                                             22


                                                    HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                                                            AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                        (Dollars in thousands)


                                         PREFERRED STOCK                  COMMON STOCK
                                         ----------------      -------------------------------------
                                                                                        CLASS A,                   Retained
                                               PIK                                     NON VOTING      Additional  Earnings
                                        -----------------     -----------------    -----------------    Paid-In     (Accum
                                         Shares    Amount      Shares    Amount     Shares    Amount    Capital    Deficit)
                                        -----------------     -----------------    -----------------    --------   --------

BALANCE January 1, 1997 .............   3,739,782  $37,398    1,321,522  $   13      75,652   $    1   $ 16,669   $(159,894)
Net income ..........................                                                                                11,593
Compensation under restricted
   stock awards .....................
Accretion of preference value over
   carrying value of redeemable
   preferred stock ..................                                                                      (104)
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 1997 ...........   3,739,782   37,398    1,321,522      13      75,652        1     16,565    (148,301)
Net income ..........................                                                                                13,464
Compensation under restricted
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock ..................                                                                      (121)
Purchase of shares for treasury .....                                                                                  (113)
Exercise of stock options, net of tax                            17,344                                   2,291
Reclass of redeemable equity
   securities .......................       8,715       87        1,256                                     134
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 1998 ...........   3,748,497   37,485    1,340,122      13      75,652        1     18,869    (134,950)
Net income ..........................                                                                                12,228
Compensation under restricted
   stock awards
Accretion of preference value over
   carrying value of redeemable
   preferred stock ..................                                                                      (136)
Lapse of redemption provisions on
   equity securities ................      63,404      634       10,052                                     387
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 1999 ...........   3,811,901  $38,119    1,350,174  $   13      75,652   $    1   $ 19,120   $(122,722)
                                        ==================    =================      ===============   ========    ========

                                                   HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                                                            AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                        (Dollars in thousands)


                                                      TREASURY STOCK
                                             -------------------------------
                                             Preferred     Common                                    Compensatory
                                              Stock        Stock                                     Stock
                                             ---------     ------                     Restricted     Options
                                             Shares        Shares     Amount          Stock          Outstanding      Total
                                             ---------     ------     ------          ----------     ------------     --------
BALANCE January 1, 1997 .............               --         --     $    --         $     (947)    $     22,938     $(83,822)
Net income...........................                                                                                   11,593
Compensation under restricted
   stock awards .....................                                                        250                           250
Accretion of preference value over
   carrying value of redeemable
   preferred stock...................                                                                                     (104)
                                             ---------    -------     -------         ----------     ------------     --------
BALANCE December 31, 1997 ...........               --         --          --               (697)          22,938      (72,083)
Net income...........................                                                                                   13,464
Compensation under restricted
   stock awards .....................                                                        250                           250
Accretion of preference value over
   carrying value of redeemable
   preferred stock...................                                                                                     (121)
Purchase of shares for treasury .....           (8,715)   (18,600)     (2,076)                                          (2,189)
Exercise of stock options, net of tax                                                                      (1,995)         296
Reclass of redeemable equity
   securities........................                                                                                      221
                                             ---------    -------      -------        ----------     ------------     --------
BALANCE December 31, 1998 ...........           (8,715)   (18,600)     (2,076)              (447)          20,943      (60,162)
Net income...........................                                                                                   12,228
Compensation under restricted
   stock awards .....................                                                        250                           250
Accretion of preference value over
   carrying value of redeemable
   preferred stock...................                                                                                     (136)
Lapse of redemption provisions on
   equity securities.................                                                                                    1,021
                                             ---------    -------     -------         ----------     ------------     --------
BALANCE December 31, 1999 ...........           (8,715)   (18,600)    $(2,076)         $    (197)    $     20,943     $(46,799)
                                             =========    =======     =======         ==========     ============     ========



                          See notes to consolidated financial statements.

       HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


1.     ORGANIZATION

       HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout North America, the United Kingdom, France and Germany. On June 24, 1999, the Company name was changed to HCI Direct, Inc. (see Note 14). The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply approximately 69% of all the hosiery required by the Company's continuity program.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of HCI Direct, Inc. (formerly, Hosiery Corporation of America, Inc.) (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

       Deferred Customer Acquisition Costs - Deferred customer acquisition costs consist of marketing costs (postage, printed material, customer list rentals, etc.) of the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers. These costs are aggregated by promo- tional program and are amortized on an accelerated basis based upon the estimated current year revenue in proportion to the expected future revenue generated by these customers. Approximately 58% of these costs are amortized in the first 12 months, 71% within 18 months, and 80% within 24 months. The loss incurred on front end shipments to customers is charged to operations at the time of the front end shipment.

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

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       Derivative Financial Instruments - The Company enters into interest rate caps to manage exposure to fluctuations in interest rates. Premiums paid on caps are amortized to interest expense over the term of the cap. The interest rate caps were fully amortized at December 31, 1997.

       Deferred Debt Issuance Costs - Debt issuance costs represent costs associated with bank borrowings and notes and are amortized using the straight-line method over the terms of the related borrowings. The effect of utilizing the straight-line method instead of the effective-interest method is not material to the financial statements.

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

       Accounting for Stock-Based Compensation - As permitted by Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation expense in accordance with the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

       Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates and assumptions that could affect the reported amounts of assets and liabilities include, inter alia, provisions for sales returns and bad debts, provisions for coupon redemption and currency exchange rates. Actual results could differ from those estimates.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
       133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of the SFAS will be on the Company's future earnings or financial position.

       Reclassifications - Certain reclassifications were made to the prior year's consolidated financial statements to conform to classifications used in the current period.


3.     OPERATING SEGMENTS

       The Company  organizes its business units into two  geographic  segments:
       North America and International. The President of HCI Direct, Inc., is responsible for North America, and the President of Hosiery Corporation International is responsible for all International locations. The business is basically the same in both segments in that the bulk of the pantyhose is self-manufactured and sold directly to the end user via mail order. The business is a continuity business, and the goal of the program is to maintain customers in the program receiving full-priced shipments. Since North America is the established business (24 years) as compared to International (4 years), this explains the difference in profitability.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

3.     OPERATING SEGMENTS (continued)

       The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                                                                             1999
                                                                     North America      International         Total
                                                                     -------------      -------------        -------
           .........................................................
       Revenues from External Customers ............................   215,773              44,108           259,881
       Intersegment Revenues .......................................     2,284                  --             2,284
       Interest Revenue ............................................        16                  19                35
       Interest Expense ............................................    16,888                  --            16,888
       Depreciation and Amortization ...............................     3,517                  82             3,599
       Segment Profit (EBITDA) (1) .................................    43,795                (271)           43,524
       Segment Assets ..............................................   128,759              26,853           155,612
       Income Tax Expense (Benefit) ................................    10,603              (1,841)            8,762
       Long-Lived Assets ...........................................    23,869                 470            24,339

                                                                                             1998
                                                                     North America      International         Total
                                                                     -------------      -------------        -------

       Revenues from External Customers ............................   173,580              25,101           198,681
       Intersegment Revenues .......................................     8,209                  --             8,209
       Interest Revenue ............................................        56                  15                71
       Interest Expense ............................................    16,632                  --            16,632
       Depreciation and Amortization ...............................     3,326                  79             3,405
       Segment Profit (EBITDA) (1) .................................    40,561                 995            41,556
       Segment Assets ..............................................   111,924              18,115           130,039
       Income Tax Expense ..........................................     7,707                 348             8,055
       Long-Lived Assets ...........................................    26,824                 312            27,136

                                                                                             1997
                                                                     North America      International         Total
                                                                     -------------      -------------        -------

       Revenues from External Customers ............................   159,988              18,694           178,682
       Intersegment Revenues .......................................     6,356                  --             6,356
       Interest Revenue ............................................        80                  10                90
       Interest Expense ............................................    18,109                  --            18,109
       Depreciation and Amortization ...............................     2,980                  79             3,059
       Segment Profit (EBITDA) (1) .................................    41,845              (2,842)           39,003
       Segment Assets ..............................................    91,297               9,303           100,600
       Income Tax Expense (Benefit) ................................     7,352              (1,110)            6,242
       Long-Lived Assets ...........................................    23,344                 398            23,742

(1) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) represents Income (Loss) Before Provision (Benefit) For Income Taxes of $20,990, $21,519, and $17,835 for 1999, 1998 and
              1997, respectively, excluding Interest Expense of $16,888, $16,632 and $18,109 for 1999, 1998 and 1997, respectively, Depreciation and Amortization of $3,599, $3,405 and $3,059 for 1999, 1998 and
              1997, respectively and Expenses related to Stock Offering of $2,047 in 1999. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


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

5.     PROVISION FOR COUPON REDEMPTION

       As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During 1999, customers with an average of 34 coupons redeemed for a free gift after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.

6.     INVENTORIES

                                                            1999           1998
                                                            ----           ----

        Raw materials.................................... $   859        $   909
        Work-in-process..................................   2,984          3,023
        Finished goods...................................   7,658         13,500
        Promotional and packing material.................   2,747          2,576
                                                          -------        -------
                                                          $14,248        $20,008
                                                          =======        =======

7.     PROPERTY AND EQUIPMENT

                                                            1999           1998
                                                            ----           ----

         Land and buildings.............................. $ 7,125        $ 7,125
         Machinery and equipment.........................  23,688         22,658
         Furniture and fixtures..........................   2,249          2,322
         Leasehold improvements..........................   3,839          3,781
         Automobiles.....................................     523            642
                                                          -------        -------
                                                           37,424         36,528
         Less accumulated depreciation and amortization..  20,962         18,622
                                                          -------        -------
                                                          $16,462        $17,906
                                                          =======        =======

       Included in the above amounts are machinery and equipment operated under agreements which have been recorded as capital leases having a carrying value of $5,801 and $7,252 as of December 31, 1999 and 1998, respectively (net of accumulated depreciation of $6,293 and $7,801 as of December 31, 1999 and 1998, respectively). Depreciation and amortization expense for capital lease assets for 1999, 1998 and 1997 was $1,658, $1,738 and $1,542, respectively.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


8.     OTHER ASSETS
                                                             1999       1998
                                                             ----       ----

         Software, net of accumulated amortization of
           approximately $6,316 and $6,190, respectively..   $831       $444
         Deposits.........................................     13        176
         Miscellaneous other...............................    82         87
                                                             ----       ----
                                                             $926       $707
                                                             ====       ====

9.     OTHER EXPENSES

       Included in other expenses are the following:
                                                          1999   1998   1997
                                                          ----   ----   ----

         Loss on foreign exchange..................       $634   $194   $225
         Multistate group administrative expenses..         --     --    300
         Miscellaneous expenses (income)...........         (1)    (8)     4
                                                          ----   ----   ----
                                                          $633   $186   $529
                                                          ====   ====   ====


10.    LINE OF CREDIT AND LONG-TERM DEBT

                                                                                1999       1998
                                                                                ----       ----
        Amounts due under term loan agreement ............................   $ 52,000   $ 59,500
        13.75% Senior Subordinated Notes due August 2002 .................     69,071     68,792
        Serial bonds issued by the South Carolina Jobs-Economic
          Development  Authority  with interest rates ranging From 5.8% to
          7.1% payable beginning July 1993 in Quarterly principal payments and semi-annual  Payments to the trustee of the Bonds. Bonds are
          Collateralized by a letter of credit and a building
          Addition in South Carolina .....................................        612        758
                                                                             --------   --------

        Total long-term debt .............................................    121,683    129,050
        Less current portion .............................................     13,117      7,617
                                                                             --------   --------

        TOTAL LONG-TERM PORTION ..........................................   $108,566   $121,433
                                                                             ========   ========

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

10.    LONG-TERM DEBT (continued)

       On October 17, 1994, the Company entered into a revolving credit and term loan agreement (the "Agreement") with a group of banks which was restructured on November 20, 1997 and amended on March 26, 1999 and March 29, 2000. Outstanding borrowings at December 31, 1999 and 1998 are $52,000 and $59,500, respectively. The facility is secured by substantially all of the assets of HCI Direct, Inc. The facility is also subject to the continuing guarantees of the subsidiaries of HCI Direct, Inc. The revolving credit and term loan portions of the facility have maximum borrowings of $25,000 and $65,000, respectively. The revolving credit facility expires on February 1, 2002. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest under the revolving credit facility is payable at the banks' prime lending rate plus 0.5% (9.00% at December 31, 1999). There were borrowings outstanding under the revolving credit facility at December 31, 1999 of $13,750 and $3,400 in 1998. The amount available under the revolving credit facility at December 31 was $10,533 and $15,800 in 1999 and 1998, respectively. The term loan is payable in quarterly installments ranging from $750 to $5,000, with a final payment due February 1, 2002. Interest under the term loan is generally payable quarterly and is charged at a premium of 0.5% over the Base Rate or 1.5% over the Eurodollar Rate as defined in the Agreement. The rate in effect at December 31, 1999 ranged from 6.94% to 7.9375%. Additionally, fees are charged on the average daily amount of unused commitment and are payable quarterly. Under the terms of the Agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the Agreement.

       In March 1999, the Company amended the Agreement to include an Incremental Revolving Loan of $5.0 million. This loan can be made from time to time after the existing revolving credit facility equals $20.0 million. In December 1999, this loan was extended until March 2000. Effective March 30, 2000, $4.0 million of this loan was extended through the life of the Agreement (see Note 24).

       During 1994, the Company issued the 13.75% Senior Subordinated Notes, with a principal amount of $70,000, at a discount, which discount is being amortized using the interest method over the life of the notes at an effective interest rate of 14.38%. Interest is payable semi-annually. The Notes were issued in denominations of one thousand dollars, each of which contained one share (collectively the "Shares") of the Company's Class A Non Voting Common Stock, par value $.01 per share. The Notes and the Shares were immediately detachable. Beginning October 1, 1997, the Notes, or a portion thereof, are subject to redemption at the option of the Company at specified redemption prices ranging from 100% to 112% of the aggregate principal amounts of Notes so redeemed. Upon the occurrence of a Change of Control, as defined, each holder of the Notes shall have the right to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof. Under the terms of the agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets.

       In accordance with the Agreement and Notes, the Company is not permitted to declare or pay any dividend or make any distribution in respect of the Company's or any of its Restricted Subsidiaries' Equity Interests other than dividends or distributions payable solely in shares of its Capital Stock. The Company was in compliance with all debt covenants noted above as of December 31, 1999 except minimum EBITDA and leverage ratios. On December 29, 1999, the group of banks amended the Agreement which included waivers of certain financial covenants as of December 31, 1999. Effective March 30, 2000, the group of banks amended the agreement
       (see Note 24) which included the amendments of certain financial covenants for 2000 and subsequent years. Under the amended agreement, the Company is in compliance with all debt covenants at December 31, 1999.

       The Company was contingently liable for outstanding letters of credit in the amount of approximately $717 as of December 31, 1999.

       The  Company  expects  to  finance  debt  repayment   requirements   from
       internally generated funds and/or its Credit Facility.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


10.    LONG-TERM DEBT (continued)

       Maturities of long-term debt consisted of the following as of December 31, 1999:

                  2000.......................................           13,117
                  2001.......................................           20,117
                  2002.......................................           88,186
                  2003.......................................              117
                  2004.......................................              117
                  Thereafter.................................               29
                                                                      --------
                                                                      $121,683
                                                                      ========
11.    INCOME TAXES

       The domestic and foreign components of pre-tax income consisted of the following:

                                                  1999        1998       1997
                                                  ----        ----       ----

          United States....................     $20,479     $21,110     $17,835
          Foreign..........................         511         409          --
                                                -------     -------     -------
                                                 20,990      21,519      17,835
                                                =======     =======     =======

       The provision for income taxes (benefit) consisted of the following:

                                                  1999        1998       1997
                                                  ----        ----       ----
          Federal:
            Current..........................   $  (887)    $  468     $2,640
            Deferred.........................     8,073      6,701      3,297
                                                -------     ------     ------
                                                  7,186      7,169      5,937
                                                -------     ------     ------
          States:
            Current..........................       138        (31)       451
            Deferred.........................       818        728       (146)
                                                -------     ------     ------
                                                    956        697        305
                                                -------     ------     ------
          Foreign:
            Current..........................       378         --         --
            Deferred.........................       242        189         --
                                                -------     ------     ------
                                                    620        189         --
                                                -------     ------     ------
                                                $ 8,762     $8,055     $6,242
                                                =======     ======     ======

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


11.    INCOME TAXES (continued)

       The  components  of  net  deferred  tax  liabilities   consisted  of  the
       following:

                                                            1999        1998
                                                          --------    --------
          Deferred tax liabilities:
            Deferred customer acquisition costs........   $ 17,782    $ 12,129
            Accounts receivable........................     11,922       7,309
            Prepaid assets.............................      2,951       3,642
            Property and equipment.....................        448         508
            Other assets...............................        705         802
            Other current assets.......................         --         161
            Accrued coupon redemption costs............        366         368
            State deferred taxes.......................      2,425       1,885
            Other......................................        (38)        199
                                                          --------    --------
                                                            36,561      27,003
                                                          --------    --------
          Deferred tax assets:
            Accrued expenses...........................     (1,268)       (868)
            Stock option...............................     (7,121)     (7,121)
            Foreign Tax Credit.........................       (361)         --
            Other......................................        (40)        (15)
                                                          --------    --------
                                                            (8,790)     (8,004)
            Valuation Allowance                                361          --
                                                          --------    --------
                                                            (8,429)     (8,004)
                                                          --------    --------
                                                           $28,132     $18,999
                                                          ========    ========

       The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:

                                                                    1999                  1998                    1997
                                                              -----------------     -----------------     -----------------
        Tax provision at statutory rate ...................   $ 7,137     34.0%     $ 7,317     34.0%     $ 6,064     34.0%
        State taxes, net of federal benefit ...............       631      3.0          460      2.1          202      1.1
        Foreign incremental tax ...........................       415      2.0           43      0.2           --       --
        Other..............................................       579      2.7          235      1.1          (24)    (0.1)
                                                              -------     ----      -------     ----      -------     ----
        Provision for income taxes ........................   $ 8,762     41.7%     $ 8,055     37.4%     $ 6,242     35.0%
                                                              =======     ====      =======     ====      =======     ====

       The Company has recorded a Deferred Tax Asset for Foreign Tax Credits of $358 for 1999 which will expire in 2005. A full valuation allowance of $358 has been established due to the uncertainty of its usage during the 5-year carryforward period.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


12.    REDEEMABLE EQUITY SECURITIES

       In connection with the Recapitalization, the Company issued 2,826 shares of voting common stock, $.01 par value, to management stockholders for cash. The Company is obligated to redeem these shares from the management stockholders upon the death, disability or termination of employment of the holder. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $45. During 1995, the Company issued an additional 4,048 shares of voting common stock, $.01 par value, for cash under the same basic terms. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $63. In connection with the issuance of redeemable common shares in 1995, certain agreements were amended and executed in order that 14,643 shares of preferred stock issued for cash in 1995 and 10,218 shares of preferred stock issued for cash in October 1994 would be redeemable under the same basic terms of the redeemable common stock. Each preferred share has a $.01 par value, a stated value at liquidation of $10 and cumulative dividends of 25% of additional shares of PIK preferred stock or fractions thereof. The redeemable preferred stock was recorded at fair value on the date of issuance or amendment providing for their redemption, less issuance costs, totaling $224. The excess of the preference value over the carrying value is being accreted by periodic charges to Additional Paid-In Capital over the life of the issue. The redemption provisions were due to expire the earlier of the fifth anniversary of the October 17, 1994 Recapitalization or the closing of an initial public offering for the Company's common stock. These provisions expired in October of 1999. Accordingly, the redeemable equity securities were reclassified to stockholders' deficiency.

       In 1996, two officers of the Company were granted 4,434 shares of voting common stock, $.01 par value, as additional compensation. The Company was obligated to redeem these shares under the same basic terms as previously issued redeemable stock. The redeemable common stock was recorded at fair value on the date of issuance. This resulted in an increase in redeemable equity securities of approximately $300.


13.    TREASURY STOCK

       Pursuant to the Recapitalization Agreement (see Note 15), the Company repurchased from the Stockholder for approximately $199.0 million, which includes approximately $0.9 million in post-closing adjustments, all of its then outstanding shares of Preferred Stock (5,460 Class A shares and 9,425 Class B shares) and 17,337 shares of its then outstanding Common Stock. These shares along with all previously acquired shares of Preferred and Common Stock were then retired. During 1995, additional post closing adjustments totaling $88 were made to the purchase price relating to the retired treasury shares. During 1998, the Company repurchased from two officers of the Company a total of 18,600 shares of common stock and 8,715 shares of preferred stock for a total value of $1,556.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

14.    STOCKHOLDERS' EQUITY

       On June 24, 1999, the Board of Directors and Stockholders approved the Company's filing of a Restated Certificate of Incorporation that was amended to (i) change the name of the Company to HCI Direct, Inc., (ii) increase the number of shares of capital stock which the Company is authorized to issue to 73 million shares, consisting of (a) 60 million shares of Common Stock, par value $.01 per share, (b) 1 million shares of Class A Common Stock, par value $.01 per share and (c) 12 million shares of Preferred Stock, par value $.01 per share, which includes 4 million shares of Payment-in-kind Preferred Stock, par value $.01 per share, having the powers, preferences, and rights and qualifications, limitations and restrictions set forth in the Company's Restated Certificate of Incorporation.

       On June 24, 1999,  the Board of Directors  and  Stockholders  approved an
       8.6976942 to 1 stock split, effective June 24, 1999.

       On October 20, 1999, a majority of the Stockholders of the Company approved by written consent the reversal of the 8.6976942 to 1 stock split effective June 24, 1999 (the "reverse stock split"). The reverse stock split was previously approved by the Board of Directors on September 1, 1999. The reverse stock split was effective on October 27, 1999 when the Restated Articles of Incorporation of the Company were filed with the State of Delaware.

       Redeemable  equity   securities  were  reclassified  into   stockholders'
       deficiency due to redemption provisions that expired on October 17, 1999 (see Note 12).

15.    RECAPITALIZATION

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

       The Company obtained the funds necessary to effect the Repurchase, repay certain existing indebtedness of the Company and pay the fees and expenses incurred in connection with the Recapitalization primarily from the proceeds of a financing (the "Financing") which included (i) borrowings of $80,000 under a credit agreement, consisting of $80,000 of term loan facilities (the "Term Loan Facilities") and a $15,000 revolving credit facility, entered into among the Company, Bankers Trust Company, and the banks signatory thereto, (ii) gross proceeds of approximately $69,100 from the issuance and sale of the Units (each unit consisting of one Senior Subordinated Note and one share of Class A Common Stock),
       (iii) gross proceeds of approximately $36.5 million from the sale to the Investor Group of shares of a new class of pay-in-kind preferred stock of the Company for cash, and (iv) gross proceeds of approximately $17,100 from the sale to the Investor Group of shares of Common Stock for cash. The Company also utilized working capital of approximately $2,000 to pay fees and expenses incurred in connection with the Recapitalization. In addition, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively (see Note 20).
                                       35

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


15.    RECAPITALIZATION (continued)

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

16.    LEASE COMMITMENTS

       The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 1999:

         Year ending                                    Capital      Operating
         December 31,                                   Leases        Leases
         ------------                                   -------      ---------
         2000.....................................       1,723         2,789
         2001.....................................       1,601         1,148
         2002.....................................       1,277         1,027
         2003.....................................         779           989
         2004.....................................         516           973
         Thereafter........... ...................         535         2,356
                                                         -----         -----
                                                         6,431         9,282
         Amount representing imputed interest.....         506         =====
                                                         -----
         Present value of net minimum lease payments     5,925
         Less current portion                            1,526
                                                         -----
                                                         4,399
                                                         =====

         Rental expense under all operating leases for the years ended December 31, 1999, 1998 and 1997, was approximately $2,495, $2,094 and $1,887, respectively.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

17.    COMMITMENTS AND CONTINGENCIES

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

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


17.    COMMITMENTS AND CONTINGENCIES (continued)

       The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the 2 states. However, the state never finalized this agreement and the Company has not heard further from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

       On January 6, 2000, the Internal Revenue Service issued notice of a Tax Deficiency for the years ended December 31, 1993 and 1994 of $638,909 and $2,336,346, respectively plus accrued interest of $410,666 for 1993 and $1,200,939 for 1994. The total assessment for both tax and interest for these years is $4,586,860. The deficiency being assessed is for a corporate-owned life insurance (COLI) plan. This plan was discontinued when the Company was sold in 1994 and the policies were transferred to the former owner at that time. As part of the acquisition agreement, the former owner is responsible for any tax deficiencies related to the COLI and the monies being assessed by the Internal Revenue Service are currently being held in an escrow account.

18.    PROFIT SHARING PLAN

       The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $560, $550, and $514 in 1999, 1998, and 1997, respectively.

       All contributions and investments are held in a trust for the benefit of plan participants. All employees are 100% vested in their pretax contributions and earnings thereon, but become vested in the Company contributions and earnings at a rate based on years of service, with full vesting after five years.

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company values the financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


19.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

       Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses. The carrying amount of these items are a reasonable estimate of their fair values because of the short maturity of these instruments.

       Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 1999 and 1998, the Company had a carrying amount of long-term debt of $121,683 and $129,050, respectively and an estimated fair value of $125,412 and $132,358, respectively.

20.    STOCK OPTION PLAN

       On June 28, 1996, the Board of Directors approved and adopted a stock option plan (the "Option Plan"), providing for the grant to certain employees of the Company and its subsidiaries of options to purchase up to 215,369 shares of Common Stock. On June 28, 1996, the Board of Directors granted options to purchase an aggregate of 215,369 shares of Common Stock. The exercise price with respect to 199,458 shares is $30.00 per share. The exercise price with respect to 15,911 shares will be the price per share obtained in an initial public offering. All options vested on the date of such grant and are exercisable at the earlier of ten years from the date of grant or upon an initial public offering of the Common Stock or certain change of control events. Options expire 10 years from the date of the grant of such option, subject to earlier termination by the Board of Directors. Compensation expense of $22,938 was recorded in the Company's financial statements for the year ending December 31, 1996. On June 24, 1999, the Board of Directors approved that the Company's 1996 Stock Option Plan be amended to, among other things, increase from 215,369 to 321,369, the number of shares of Common Stock authorized for issuance under the plan.

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

       On June 24, 1999 the Board of Directors approved the grant of options to purchase an aggregate of 106,000 shares of common stock to Messrs. Whalen (53,000 shares) and Pearson (53,000 shares) under the 1996 Stock Option Plan. The exercise price for Mr. Whalen's shares and 26,500 of Mr. Pearson's shares is $130.75 per share. These options will have vested on the date of their grant (except for 26,500 of Mr. Pearson's shares which will vest upon the culmination of an initial public offering) and will be exercisable at the earlier of seven years from the date of the grant or upon completion of an initial public offering of common stock. Mr. Pearson is no longer employed by the Company but will retain his options for 90 days after ending his relationship with the Company.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


20.    STOCK OPTION PLAN (continued)

       A summary of the status of the Company's stock option plan as of December 31, 1999 and changes during the year ending on that date is presented below:

                                                           Options with Exercise        Options with Exercise
                                                           Price Equal to               Price Less Than the
                                                           Market Price of              Market Price of
                                                           Stock on Grant Date          Stock at Date of Grant
                                                           ---------------------        ----------------------
                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                           Shares         Price         Shares         Price
                                                           ------      --------         ------      --------
Outstanding at January 1, 1997 ..................           15,911      $ --(1)          199,458      $30.00
Granted .........................................               --                            --
Exercised .......................................               --                            --
Cancelled .......................................               --                            --
                                                          --------      ------          --------    --------

Outstanding at December 31, 1997 ................           15,911      $ --(1)          199,458      $30.00
Granted .........................................               --                            --
Exercised .......................................               --                        17,344
Cancelled .......................................               --                            --
                                                          --------      ------          --------      ------

Outstanding at December 31, 1998 ................           15,911      $  --(1)         182,114      $30.00
Granted .........................................          106,000      $130.75               --
Exercised .......................................               --                            --
Cancelled .......................................               --                            --
                                                          --------     --------        ---------      ------
Outstanding at December 31, 1999 ................          121,911     $   --(2)         182,114      $30.00
                                                          ========     ========        =========      ======

Options exercisable at December 31,
1997, 1998 and 1999 .............................              -0-                        17,344
                                                          ========                     =========
Weighted average fair value of options
   Granted during 1999 ..........................         $ 130.75                        $   --
                                                          ========                     =========

       At December 31, 1999, there were 600,000 options available for future grants under the Option Plan.

(1) Exercise price to be determined at the time of the Company's initial public offering.

(2) There were 79,500 shares outstanding at a weighted average price of $130.75; 42,411 shares outstanding at an exercise price to be determined at the time of the Company's initial public offering.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

20.      STOCK OPTION PLAN (continued)

       The  following   table   summarizes   information   about  stock  options
       outstanding at December 31, 1999:

                                            Options Outstanding
                              -----------------------------------------------
                                                  Weighted
                                                   Average           Weighted
                                 Number           Remaining          Average
         Exercise             Outstanding        Contractual         Exercise
           Prices             at 12/31/99            Life            Price
         --------             -----------        -----------         --------

           $ 30.00               182,114           6.5 years           $ 30.00
            130.75                79,500           6.5 years            130.75
                (1)               42,411           6.5 years                (1)


       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plan. As there is no difference between the fair market value of the Common Stock, which for financial reporting purposes was based on the estimated fair value at the date of grant, and the exercise price of such options, no compensation expense has been recorded in the Company's financial statements for the year ending December 31, 1999. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income for the year ending December 31, 1999, would have been decreased to the pro forma amounts indicated below:

       Net income:

                           As reported                        $12,228
                                                              =======

                           Pro forma                          $ 8,939
                                                              =======

       The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield, (ii) no expected volatility as the Company's stock is not publicly traded, (iii) risk-free interest rate of 6.0%, and (iv) expected life of 5.5 years.

21.    RELATED PARTIES TRANSACTIONS

       In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 1999 and 1998 totaled $250 in each year.

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

21.    RELATED PARTIES TRANSACTIONS (continued)

       In connection with the Recapitalization, on October 17, 1994, certain designees of Kelso acquired shares of the Company's Common Stock. The proceeds from the sale of these shares were received subsequent to December 31, 1994.

       In 1996, two officers of the Company were granted shares of common stock as additional compensation totaling approximately $300. These shares are included in the accompanying balance sheets as redeemable equity securities.

       Kelso provides financial advisory services to the Company for an annual fee. Payment for these services and reimbursement of expenses totaled $293 in 1999, $294 in 1998 and $270 in 1997.

22.    PREFERRED STOCK

       The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. Cumulative dividends on preferred shares that have not been declared since the Recapitalization total approximately 9.0 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.4 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation preference thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authorization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.

       Redeemable equity PIK Preferred Stock was reclassified into Preferred Stock due to redemption provisions that expired on October 17, 1999 (see
       Note 12).

23.    QUARTERLY INFORMATION (UNAUDITED)

       Summarized quarterly financial data for 1999 and 1998 are set forth below:

                                        March          June        September       December        Total
                                       -------       -------       ---------       -------       --------
1999
----
Net Revenues.........................  $57,145       $62,422       $61,246         $79,068       $259,881
Gross Profit.........................   28,004        34,748        34,760          44,560        142,072
Operating Income.....................    6,234         9,356        11,629          12,671         39,890
Net Income...........................    1,352         3,219         3,253           4,404         12,228

1998
----

Net Revenues.........................  $43,678       $50,516       $48,042          56,445        198,681
Gross Profit.........................   21,942        26,309        27,506          31,572        107,329
Operating Income.....................    5,162         8,080        11,609          13,229         38,080
Net Income...........................      697         2,446         4,614           5,707         13,464

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)


24.    SUBSEQUENT EVENTS

       Effective March 30, 2000, the Company amended its Credit Agreement to extend $4,000 of the Incremental Revolving Loan through the life of the Credit Agreement. This loan can be made from time to time after the existing revolving credit facility equals $20,000. Also, the Company amended certain financial ratios as defined in the Agreement for 2000 and subsequent years (see Note 10).

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
-----------------------------------------------------------------
         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

         The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                  Age    Position
----                  ---    --------
John F. Biagini       56     Chairman and Chief Executive Officer
Philip G. Whalen      54     President and Chief Operations Officer
Michael D. Rowley     50     Vice President and Chief Financial Officer
Hans Lengers          54     Director of the Board and President, U.S. Textile
                               Corporation
Darrell Edwards       41     Vice President and Director of Marketing
William J. Kelly      50     Director, International Operations
Arthur Hughes         58     Senior Vice President, Finance
Martin J. Pearson     53     President, International Operations
Frank K. Bynum, Jr.   37     Director
Michael B. Goldberg   53     Director

         Directors shall be elected by a plurality of the votes cast at annual meetings of stockholders (except in the case of vacancies on the Board of Directors). All directors of the Company serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation, or removal. All executive officers hold office at the pleasure of the Board of Directors. See "--Stockholders Agreement" and Item 11 Executive Compensation "--Employment Agreements."

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

         The business experience for at least the last five years of each of the directors and executive officers is as follows:

          Mr. Biagini has been the Chairman of the Company since consummation of the Recapitalization and Chief Executive Officer from October 1994 to February 2000. Mr. Biagini served as President from June 1992 through March 1998.

         Mr. Whalen has been President of the Company since April 1998 and Chief Executive Officer since February 2000. From 1985 to March 1998 he served as
President of Enchantress Hosiery of Canada which, in June 1998, became a wholly-owned subsidiary of Hosiery Corporation of America.

     Mr. Rowley joined the Company in November 1999 as Chief Financial Officer. He was formerly Chief Financial Officer of Harris Specialty Chemicals from 1996 to 1999 and of Hickson International plc from 1991 to 1995. Between 1987 and 1991 he was Chief Financial Officer and Divisional Chief Executive Officer of Parkland Group plc.

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

     Mr. Kelly has been Director, International Operations, of the Company since July 1996. From December 1993 until June 1996, Mr. Kelly was Vice President, Systems and Operations. From November 1988 until December 1993, Mr. Kelly was Vice President, Systems and Programming.

     Mr. Hughes has been the Vice President and Chief Financial Officer of the Company from August 1995 through October 1999 and has served as Senior Vice President, Finance since that time until February 2000 when Mr. Hughes retired from the Company. Mr. Hughes served as Vice President and Controller of the Company from 1990 to August 1995.

     Mr. Pearson has been President, International Operations, from January 1999 until November 1999 when he resigned from the Company. From July 1998 to December 1998, he was Senior Vice President, Corporate Planning. From July 1993 to December 1995, Mr. Pearson was President, Pacific and from January 1996 to July 1997, President, Europe, at Readers Digest Inc.

     Mr. Bynum has been a Director of the Company since the consummation of the Recapitalization. Mr. Bynum has been a Vice President of Kelso from July 1991 to April 1998 when he was named a Managing Director of Kelso. He is a director of CDT Holdings, plc, Citation Corporation, Cygnus Publishing, Inc., IXL Enterprises, Inc., 21st Century Newspapers, Inc. and MJD Communications, Inc.

     Mr. Goldberg has been a Director of the Company since consummation of the Recapitalization. Mr. Goldberg has been a Managing Director of Kelso since October 1991. Mr. Goldberg served as a Managing Director and jointly managed the merger and acquisitions department at The First Boston Corporation from 1989 to May 1991. Mr. Goldberg was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980 to 1989. Mr. Goldberg is a director of Consolidated Vision Group, Inc., Endo Pharmaceuticals, Inc., Netspeak Corporation and Unilab Corporation.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth the total compensation earned by the Chief Executive Officer and the six most highly compensated executive officers of the Company for the fiscal year ended December 31, 1999, as well as the total compensation earned by such individuals for the two previous fiscal years.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                          Long-Term
                                                Annual Compensation      Compensation
                                               ----------------------    ------------

                                                                           Securities         All             Other
                                                                           Underlying        Other           Annual
Name                                Year        Salary      Bonus (b)     Options (c)     Compensation    Compensation
----                                ----        ------      ---------     -----------     ------------    ------------
John F. Biagini                     1999       $384,392      $450,000              --       $ 7,548(a)
   Chairman of the Board &          1998        367,474       350,000              --         7,038(a)
   Chief Executive Officer          1997        372,745       500,000              --         7,119(a)

Hans Lengers                        1999        438,830                            --         7,548(a)
   President, U.S. Textile          1998        431,919                            --         7,038(a)
   Corporation                      1997        423,754            --              --         2,230(a)

Philip G. Whalen                    1999        259,062        75,000          53,000              --
   President and                    1998        187,896            --              --              --
   Chief Operating Officer

Martin J. Pearson                   1999        244,295                        53,000              --
   President, International         1998         93,548                                            --
   Operations

Arthur Hughes                       1999        244,196         40,000             --         7,548(a)
   Senior Vice President,           1998        233,451         40,000             --         7,038(a)
   Finance                          1997        220,615         50,000             --         7,119(a)

William J. Kelly                    1999        238,493         10,000             --         7,548(a)
   Senior Vice President,           1998        231,043         24,000             --         7,038(a)
   International Operations         1997        232,551         40,000             --         7,119(a)

Robert M. Henry                     1999        149,629             --             --              --
   Senior Vice President,           1998        288,939         35,000             --         7,038(a)    $1,334,447(d)
   Systems and Operations           1997        261,146         53,700             --               --

----------------
(a)  Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b)  Represents amounts awarded as cash/stock bonuses.
(c)  Represents options granted to certain officers under the Company's Stock Option Plan.
(d)  Includes $1,334,447 of stock option compensation, 17,344 options awarded in 1996.  Mr. Henry resigned July 15, 1998 and was granted the rights to exercise  his options at the option  price of $30 per share and,  simultaneously,  the Company  reaquired  these shares at a fair value of $107 per share.  Salary includes  severance paid for 1999 and 1998 since that date.

Long-Term Compensation
----------------------

Management Stock Purchase and Restricted Stock Award Agreements
---------------------------------------------------------------

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

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------
                                                                                       Potential Realized Value
                                                                                           at Assumed Annual
                                                                                            Rates of Stock
                                                                                          Price Appreciation
                             Individual Grants                                              for Option Term
-----------------------------------------------------------------------------      -----------------------------------

                         Number of    % of Total
                        Securities    Options
                        Underlying    Granted to      Exercise or
                          Options     Employees in    Base Price    Expiration
Name                      Granted     Fiscal Year    ($/Share)       Date                   5%             10%
----                    ----------    -----------    -----------   ----------              ---             ---
Philip G. Whalen           53,000         50.00        130.75        6/24/06            2,821,104       6,574,372

Martin J. Pearson          26,500         25.00        130.75        6/24/06            1,410,552       3,287,186
Martin J. Pearson          26,500         25.00            (1)       6/24/06


(1) Options exercisable at a price per share to be obtained in an initial public offering. There is no current public market for these securities.

                          FISCAL YEAR-END OPTION VALUES
                          -----------------------------

                     Number of Securities
                     Underlying Unexercised            Value of Unexercised
                           Options at                  In-the-Money Options
                     December 31, 1999 (#)             at December 31, 1999 ($)
                     -----------------------           ------------------------

Name                Exercisable/Unexercisable         Exercisable/Unexercisable
----                -------------------------         -------------------------
John F. Biagini              0/94,676                        0/8,737,040
Hans Lengers                 0/47,339                        0/4,368,621
Philip G. Whalen             0/53,000                            0/0
Arthur Hughes                0/21,322                        0/1,747,408
William J. Kelly             0/17,344                        0/1,747,408
Martin Pearson               0/53,000                            0/0

         There is no public market for the common stock of the Company. The value utilized for the In-the-Money Options as of December 31, 1999 was based on a valuation completed by an independent appraiser and reviewed by management for reasonableness.

         Options granted in 1999 were 106,000.

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

Compensation Committee Interlocks and Insider Participations in Compensation Decisions
-----------------------------------------------------------------------------

         Mr. Biagini was the Chairman and Chief Executive Officer of the Company during the last fiscal year. Messrs. Goldberg and Bynum are both general partners of the general partner of KIAV, general partners of KEPV and are Managing Directors of Kelso.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
------------------------------------------------------------

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

                                                                                       Percentage of Shares
         Name and Address                                     Number of Shares            of Common Stock
         of Beneficial Owner                                  of Common Stock               Outstanding
         -------------------                                  ----------------         --------------------
         Kelso Investment Associates V, L.P. (a)(b).......           995,932                    70.77%
         Kelso Equity Partners V, L.P. (a)(b).............           995,932                    70.77%
         Joseph S. Schuchert(b)...........................             (d)                       (d)
         Frank T. Nickell(b)(c)...........................             (d)                       (d)
         Thomas R. Wall, IV(b)(c).........................             (d)                       (d)
         George E. Matelich(b)............................             (d)                       (d)
         Michael B. Goldberg(b)(c)(e).....................             (d)                       (d)
         David I. Wahrhaftig (b)(c).......................             (d)                       (d)
         Frank K. Bynum, Jr.(b)(c)(e).....................             (d)                       (d)
         Joseph A. Murphy(i)..............................           292,600                    20.79%
         John F. Biagini(f)(g)(h).........................            23,681                     1.68%
         Hans Lengers(f)(g)(h)............................            11,841                      .84%
         William J. Kelly(f)(g)...........................               188                      .01%
         Arthur C. Hughes(f)(g)...........................               471                      .03%
         All directors and executive officers of the
             Company as a group(f)(g).....................            38,314                     2.72%
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

(d)   Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum
      may be deemed to share beneficial  ownership of shares of Common Stock and
      PIK  Preferred  Stock owned of record by KIAV and KEPV, by virtue of their status as general  partners  of the  general  partner of KIAV and  general partners of KEPV. Messrs.  Schuchert,  Nickell, Wall, Matelich , Goldberg,
      Wahrhaftig  and Bynum share  investment  and voting  power with respect to securities owned by the KIAV and KEPV. Messrs.  Schuchert,  Nickell, Wall,
      Matelich, Goldberg,  Wahrhaftig and Bynum disclaim beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and
      KEPV.
(e)   Mr. Goldberg and Mr. Bynum are directors of the Company.
(f)   The business address of such person(s) is HCI Direct, Inc., 3369 Progress Drive, Bensalem, Pennsylvania  19020.
(g)   Each of such persons may hold options granted under the option plan.  Shares of  Common Stock subject to such options are not reflected in the table.
(h)   In addition, prior to the closing of the Recapitalization, Messrs. Biagini and Lengers acquired in the aggregate  approximately 3.0% of the shares of
      PIK Preferred Stock issued in the Recapitalization.  The amounts of Common
      Stock  beneficially  owned by Messrs.  Biagini and Lengers as reflected in the above table and PIK Preferred  Stock  acquired by Messrs.  Biagini and
      Lengers as described in the preceding  sentence include grants made by the
      Company  prior to the  consummation  of the  Recapitalization  to  Messrs.
      Biagini and Lengers of an aggregate  of 28,262  shares of Common Stock and approximately  2.7% of the  shares of PIK  Preferred  Stock,  in each case subject to certain restrictions.
(i)   The business address of such person is Sheffield Marketing Associates, 19 Short Road, Doylestown, Pennsylvania  18901.

                                       50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships
----------------------

         Kelso affiliates beneficially own 70.8% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities and expenses which may arise in connection with the transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services rendered during 1999 and 1998 were approximately $30,000 and $32,000, respectively.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

A.   The following documents are filed as a part of this Report:

     (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on Page 18.

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

         3.4       Amendment to the Restated                Exhibit 3.1 to Report 10-Q for the quarter
                   Certificate of Incorporation of          ended September 30, 1995
                   the Company

         3.5       By Laws of the Company                   Exhibit 3.4 to Registration Statement No.
                                                            33-87392 on Form S-1 dated May 15, 1995

         3.6       Form of Restated Certificate of          Exhibit 3.1 to Registration Statement No.
                   Incorporation of the Company filed       33-07197 on Form S-1 dated June 28, 1999
                   with the Secretary of State of the
                   State of Delaware on June 24, 1999

         *3.7      Form of Restated Certificate of
                   Incorporation of the Company filed
                   With the Secretary of State of  the
                   State of Delaware on October 20, 1999

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
                   Financial institutions listed on the
                   Signature pages thereto



                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------


       4.3         Amended and  Restated  Credit            Exhibit 4.3 to Form 10-K dated
                   Agreement  dated as of November 20,      March 30, 1998
                   1997 among the Company, various
                   lending  institutions and Bankers Trust
                   Company, as Agent

       4.4         Amended and Restated Credit Agreement    Exhibit 4.4 to Form 10-K dated
                   dated as of March 26, 1999 among the     March 29, 1999
                   Company;  various lending institutions
                   and Bankers Trust Company, as Agent

       *4.5        Amendment and Waiver to the Credit
                   Agreement dated as of December 29, 1999
                   among the Company, various lending
                   institutions and Bankers Trust Company,
                   as Agent

       10.1        Executive Employment Agreement between   Exhibit 10.2 to Registration Statement No.
                   Hosiery Corporation of America, Inc.     33-87392 on Form S-1 dated May 15, 1995
                   and Arthur C. Hughes,  dated as of
                   August 3, 1992

       10.2        Employment Agreement between U.S.        Exhibit 10.3 to Registration Statement No.
                   Textile Corporation and Hans Lengers,    33-87392 on Form S-1 dated May 15, 1995
                   dated as of August 29, 1980, and an
                   Amendment thereto among U.S. Textile
                   Corporation, the Company and Hans
                   Lengers, dated as of September 12, 1994

       10.3        Executive Employment Agreement between   Exhibit 10.4 to Registration Statement No.
                   the Company and Robert J. Mooney,        33-87392 on Form S-1 dated May 15, 1995
                   dated as of September 16, 1993

       10.4        Executive Employment Agreement between   Exhibit 10.4 to Form 10-K dated
                   the Company and Robert M. Henry, dated   March 26, 1996
                   as of August 7, 1995

       10.5        Management Stock Subscription            Exhibit 10.5 to Form 10-K dated
                   Agreement dated August 14, 1995          March 26, 1996

       10.6        Stock Option Plan                        Exhibit 10.3 to Form 10-Q dated
                                                            August 12, 1996

       10.7        Executive Employment Agreement between   Exhibit 10.1 to Form 10-Q dated
                   the Company and Suzanne M. Roper,        November 12, 1996
                   dated as of July 30, 1996

       10.8        Executive Employment Agreement between   Exhibit 10.1 to Form 10-Q dated
                   the Company and Philip G. Whalen,        August 10, 1998
                   dated as of March 16, 1998

       10.9        Executive Employment Agreement between   Exhibit 10.1 to Form 10-Q dated
                   the Company and Martin J. Pearson,       November 5, 1998
                   dated as of June 30, 1998



                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------

       10.10       Amended and Restated HCI Direct, Inc.    Exhibit 10.8 to Registration Statement No.
                   1996 Stock Option Plan                   333-07197 on Form S-1 dated June 28, 1999

       10.11       Form of HCI Direct, Inc. 1996 Stock      Exhibit 10.9 to Registration Statement No.
                   Option Plan Stock Option Agreement       333-07197 on Form S-1 dated June 28, 1999

       10.12       HCI Direct, Inc. 1999 Stock Option       Exhibit 10.10 to Registration Statement No.
                   Plan.                                    333-07197 on Form S-1 dated June 28, 1999

       *10.13      Executive Employment Agreement between
                   the Company and Michael D. Rowley,
                   dated as of October 5, 1999

       *21.1       Subsidiaries of the Registrant

       *27.0       Financial Data Schedule

        *  Filed herewith.


B.       Reports on Form 8-K filed during the quarter ended December 31, 1999:

         None.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                            HCI DIRECT, INC.

                                                      /s/ MICHAEL D. ROWLEY
                                            BY:  ______________________________
                                                       Michael D. Rowley
                                                       Vice President and Chief
                                                         Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

Signatures                          Title
----------                          -----

/s/ JOHN F. BIAGINI
_____________________________       Chairman of the Board
John F. Biagini


/s/ PHILIP G. WHALEN
_____________________________       President and Chief Executive Officer
Philip G. Whalen


_____________________________       President, U.S. Textile Corporation
Hans Lengers                         and Director


/s/ MICHAEL D. ROWLEY
_____________________________       Vice President and Chief Financial Officer
Michael D. Rowley                   (Principal Financial and Accounting Officer)


/s/ FRANK K. BYNUM, JR.
_____________________________       Director
Frank K. Bynum, Jr.


/s/ MICHAEL B. GOLDBERG
_____________________________       Director
Michael B. Goldberg

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   HCI Direct, Inc.
Bensalem, Pennsylvania

We have audited the consolidated financial statements of HCI Direct, Inc. (formerly Hosiery Corporation of America, Inc.) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 30,
2000, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 30, 2000

SCHEDULE I

        HCI DIRECT, INC. (FORMERLY, HOSIERY CORPORATION OF AMERICA, INC.)
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                          Balance at      Charged to                      Balance at
                                                         Beginning of     Costs and        Amounts          End of
                                                            Period         Expenses      Written Off        Period
                                                         ------------     ----------     -----------      ----------
YEAR ENDED DECEMBER 31, 1999
     Allowance for Uncollectible Accounts..............   $ 1,901           $28,552        $24,405          $ 6,048
                                                          =======           =======        =======          =======


YEAR ENDED DECEMBER 31, 1998
     Allowance for Uncollectible Accounts..............   $ 1,448           $11,536        $11,083          $ 1,901
                                                          =======           =======        =======          =======


YEAR ENDED DECEMBER 31, 1997
     Allowance for Uncollectible Accounts..............   $ 1,540           $10,791        $10,883          $ 1,448
                                                          =======           =======        =======          =======

                                  EXHIBIT INDEX


                   EXHIBITS
                   --------

              3.7 Form of Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 20, 1999

              4.5  Amendment  and  Waiver to the  Credit  Agreement  dated as of
                   December  29,  1999  among  the  Company;   various   lending
                   institutions and Bankers Trust Company, as Agent

            10.13  Executive Employment Agreement between
                   the Company and Michael D. Rowley,
                   dated as of October 4, 1999

             21.1  Subsidiaries of the Registrant

             27.0  Financial Data Schedule