Form 10-Q
period 2000-04-01
HCI DIRECT INC
filed 2000-05-16
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended April 1, 2000

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                                HCI DIRECT, INC.
     ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  36-0782950
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                                   19020
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                                 No
                  ---------------                               ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 15, 2000
----------------------------                         ---------------------------
Voting                                                          1,331,574
Class A, non-voting                                                75,652

INDEX                                                                      PAGE
-----                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           April 1, 2000 and December 31, 1999                               3

           Condensed Consolidated Statements of Operations
           Three month periods ended April 1, 2000 and
           March 27, 1999                                                    4

           Condensed Consolidated Statements of Cash Flows
           Three month periods ended April 1, 2000 and
           March 27, 1999                                                    5

           Notes to Condensed Consolidated Financial Statements            6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12


PART II - OTHER INFORMATION                                              13-14
---------------------------


SIGNATURES                                                                  15

                              PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                        HCI DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 2000 AND DECEMBER 31, 1999
             (Dollars in thousands, except share and per share data)
                                                                                               April 1,       December 31,
                                                                                                 2000             1999
                                                                                             -----------      ------------
ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .........................................................   $        --        $        --
     Accounts receivable, less an allowance for doubtful accounts of
      $5,936 and $6,048 in 2000 and 1999, respectively .................................        45,114             49,625
     Inventories .......................................................................        15,788             14,248
     Prepaid customer acquisition costs ................................................           513              6,548
     Prepaid and other current assets ..................................................         5,078              4,649
                                                                                           -----------        -----------
        Total current assets ...........................................................        66,493             75,070
PROPERTY AND EQUIPMENT, net ............................................................        15,777             16,467
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................        64,830             56,203
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $8,590 and $8,227 in 2000 and 1999, respectively ..................................         3,053              3,337
GOODWILL, less accumulated amortization of $217 and $185 in 2000 and 1999, respectively          3,577              3,609
OTHER ASSETS ...........................................................................           941                926
                                                                                           -----------        -----------
TOTAL ..................................................................................   $   154,671        $   155,612
                                                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit ...................................................   $    18,833        $    13,750
     Current portion of long-term debt .................................................        14,867             13,117
     Current portion of capital lease obligations ......................................         1,505              1,526
     Bank overdrafts ...................................................................         4,691                 33
     Accounts payable ..................................................................        13,718             15,061
     Accrued expenses and other current liabilities ....................................         7,343              8,342
     Accrued interest ..................................................................         2,302              4,625
     Accrued coupon redemption costs ...................................................         4,026              4,166
     Deferred income taxes .............................................................        11,909             12,379
     Income taxes payable ..............................................................           354                358
                                                                                           -----------        -----------
          Total current liabilities ....................................................        79,548             73,357
LONG-TERM DEBT, Less current portion ...................................................       103,644            108,566
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................         4,025              4,399
ACCRUED COUPON REDEMPTION COSTS ........................................................           325                336
DEFERRED INCOME TAXES ..................................................................        15,157             15,753
                                                                                           -----------        -----------
          Total liabilities ............................................................       202,699            202,411
                                                                                           -----------        -----------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $136,400 and
       $127,885 in 2000 and 1999, respectively), 3,811,901 shares issued
       in 2000 and 1999, 3,803,186 shares outstanding in 2000 and 1999 .................        38,119             38,119
     Common stock, voting, $.01 par value: 60,000,000 shares authorized,
       1,350,174 shares issued in 2000 and 1999, 1,331,574 shares outstanding in
       2000 and 1999 ...................................................................            13                 13
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 shares authorized, 75,652 shares issued and outstanding ...............             1                  1
     Additional paid-in capital ........................................................        19,119             19,120
     Compensatory stock options outstanding ............................................        20,943             20,943
     Accumulated deficit ...............................................................      (124,013)          (122,722)
     Restricted stock ..................................................................          (134)              (197)
                                                                                           -----------        -----------
                                                                                               (45,952)           (44,723)
     Treasury stock, at cost, 27,315 shares in 2000 and 1999 (8,715 preferred shares
       and 18,600 common shares) .......................................................        (2,076)            (2,076)
                                                                                           -----------        -----------
          Net stockholders' deficiency .................................................       (48,028)           (46,799)
                                                                                           -----------        -----------
TOTAL ..................................................................................   $   154,671        $   155,612
                                                                                           ===========        ===========

                 See notes to condensed consolidated financial statements.


                                       3

                        HCI DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTH PERIODS ENDED APRIL 1, 2000 AND MARCH 27, 1999
                             (Dollars in thousands)
                                   (Unaudited)



                                                                  2000        1999
                                                                --------    --------
NET REVENUES ................................................   $ 63,206    $ 57,145
                                                                --------    --------

COSTS AND EXPENSES:
     Cost of sales ..........................................     32,106      29,141
     Administrative and general expenses ....................      3,617       3,906
     Provision for doubtful accounts ........................      7,464       4,745
     Marketing costs ........................................     15,533      10,912
     Coupon redemption costs ................................        729       1,087
     Depreciation and amortization ..........................        874         864
     Other expenses .........................................        580         256
                                                                --------    --------

OPERATING INCOME ...........................................       2,303       6,234
     Interest income ........................................          5           9
     Interest expense .......................................      4,390       4,062
                                                                --------    --------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES...      (2,082)      2,181
(BENEFIT) PROVISION FOR INCOME TAXES .......................        (791)        829
                                                                --------    --------

NET (LOSS) INCOME ..........................................    $ (1,291)   $  1,352
                                                                ========    ========

                See notes to condensed consolidated financial statements.



                               HCI DIRECT, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTH PERIODS ENDED APRIL 1, 2000 AND MARCH 27, 1999
                                    (Dollars in thousands)
                                          (Unaudited)


                                                                            2000        1999
                                                                          --------    --------
OPERATING ACTIVITIES:
   Net (loss) income ..................................................   $ (1,291)   $  1,352
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization ...................................        874         864
      Amortization of debt issue costs and discounts ..................        441         430
      Other ...........................................................         67          63
      Amortization of deferred customer acquisition costs .............     13,739       9,697
      (Increase) decrease in operating assets:
            Accounts receivable .......................................      4,511      (5,242)
            Inventories ...............................................     (1,540)        223
            Payments for deferred customer acquisition costs ..........    (22,366)    (13,831)
            Prepaid and other current assets ..........................      5,606         (32)
            Other assets ..............................................        (70)         61
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities...        (11)     (3,055)
            Deferred income taxes .....................................     (1,066)        828
            Accrued coupon redemption costs ...........................       (151)          2
                                                                          --------    --------
                  Net cash used in operating activities ...............     (1,257)     (8,640)
                                                                          --------    --------

INVESTING ACTIVITIES:
   Acquisitions of property and equipment .............................       (126)       (229)
   Proceeds from sale of property and equipment .......................         24          --
                                                                          --------    --------
                  Net cash used in investing activities ...............       (102)       (229)
                                                                          --------    --------

FINANCING ACTIVITIES:
   Net borrowings under line of credit ................................      5,083       9,350
   Payments on bank and other financing ...............................     (3,250)        (29)
   Payments on capital leases .........................................       (395)       (452)
   Debt issuance costs ................................................        (79)         --
                                                                          --------    --------
                  Net cash provided by financing activities ...........      1,359       8,869
                                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............................         --          --
   Cash and cash equivalents at beginning of year .....................         --          --
                                                                          --------    --------
   Cash and cash equivalents at end of period .........................   $     --    $     --
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ........................................................   $  6,247    $  6,123
                                                                          ========    ========
      Income taxes ....................................................   $    275    $      1
                                                                          ========    ========

                   See notes to condensed consolidated financial statements.

                        HCI DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1.       Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1999, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of April 1, 2000 and the results of operations and cash flows for the three month periods ended April 1, 2000 and March 27, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

NOTE 2.       Inventories

                                                    April 1,        December 31,
                                                      2000              1999
                                                    --------        ------------

Raw materials....................................   $    792         $     859
Work-in-process..................................      3,307             2,984
Finished goods...................................      8,633             7,658
Promotional and packing material.................      3,056             2,747
                                                    --------         ---------
                                                    $ 15,788         $  14,248
                                                    ========         =========

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

The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the two states. However, the state never finalized this agreement and the Company has not heard from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

NOTE 4.       Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $24,000. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 1% or 2% over the Eurodollar rate.

Effective March 30, 2000, the Company amended its Credit Agreement to extend the Incremental Revolving Loan of $4,000 through the life of the Credit Agreement. This loan can be made from time to time after the existing revolving credit facility equals $20,000. Also, the Company amended certain financial ratios as defined in the agreement for 2000 and subsequent years and increased the Euro and Base Rate margin .50%.

At April 1, 2000, there were outstanding borrowings of $18,833 at a weighted average interest rate of 8.5%. In addition, there were outstanding letters of credit of approximately $767 resulting in $4,400 available to borrow.

NOTE 5.       Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three month period ended April 1, 2000 and March 27, 1999 is as follows:

                                          Three Month Period Ended April 1, 2000
                                          --------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.....      $49,368        $13,838       $63,206
Intersegment revenues................          907             --           907
Segment profit (EBITDA) (1)..........        5,398         (2,216)        3,182
Segment assets.......................      127,227         27,444       154,671

                                         Three Month Period Ended March 27, 1999
                                         ---------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------     -----

Revenues from external customers.....      $45,838        $11,307       $57,145
Intersegment revenues................        1,441             --         1,441
Segment profit (EBITDA) (1)..........        8,332         (1,225)        7,107
Segment assets.......................      115,144         23,021       138,165
----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of $(2,082) and $2,181 for the three month period ended April 1, 2000 and March 27, 1999, respectively, excluding interest expense of $4,390 and $4,062 for the three month period ended April 1, 2000 and March 27, 1999, respectively, and depreciation and amortization of $874 and $864 for the three month period ended April 1, 2000 and March 27, 1999, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Three Month Periods Ended April 1, 2000 and March 27, 1999
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the audited Consolidated Financial Statements of HCI Direct, Inc. and Subsidiaries, and the respective Notes thereto, filed with the registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1999. As used within Item 2 and 3, the term "Company" refers to HCI Direct, Inc. and its wholly-owned subsidiaries.

The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company and in the Company's specific market areas: changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                      Three Month Periods Ended
                                                      -------------------------

                                                      April 1,         March 27,
                                                        2000              1999
                                                      --------         ---------

Net revenues...................................        100.0%            100.0%
         Cost of sales.........................         50.8              51.0
         Administrative and general expenses...          5.7               6.8
         Provision for doubtful accounts.......         11.8               8.3
         Marketing costs.......................         24.6              19.1
         Coupon redemption costs...............          1.1               1.9
         Depreciation and amortization.........          1.4               1.5
                                                       -----             -----
              Subtotal.........................         95.4              88.6
                                                       -----             -----

Income before interest-net, other expenses
   and provision for income taxes..............          4.6%             11.4%
                                                       =====             =====

The Company's sales increased in the first quarter of 2000 compared to last year. Revenues have increased 10.6% from approximately $57 million in 1999 to $63 million in 2000. The number of first shipments are up 475 thousand (16.4%) and the number of total shipments are up 697 thousand (11.5%) over last year. The Internet generated 70 thousand first shipments in 2000.

A new Ultra Shaper style was introduced in 2000 which has had a favorable response from customers.

Three Month Period Ended April 1, 2000 Compared to Three Month Period Ended March 27, 1999
---------------------------------------------------------------------------

Net revenues for the first quarter of 2000 were $63.2 million, an increase of 10.6% over 1999 first quarter net revenues of $57.1 million. North America contributed $3.5 million of the increase and International the balance made up mostly by the United Kingdom.

Cost of sales increased from $29.1 million in 1999 to $32.1 million in 2000, an increase of 10.2%. As a percentage of net revenues, cost of sales decreased to 50.8% in 2000 from 51.0% in 1999.

Provision for doubtful accounts increased to $7.5 million in 2000 from $4.7 million in 1999, an increase of 57.3%. This increase was primarily due to the change to the offer in the United States where the first shipment is totally free and the second shipment is three pair at full price. This offer generates more back end shipments, but it initially generates higher bad debts. As a percentage of net revenues, bad debts were 11.8% for 2000 compared to 8.3% for 1999.

Marketing costs increased 42.3% to $15.5 million in 2000 from $10.9 million in 1999. The increase is due to a greater number and volume of mailing campaigns in 1999 versus 1998 where the amortization of these deferred costs are being recorded over a 42-month period and increased costs incurred in 2000 of $3.6 million. France, the Internet and Little Silkies were not in operations in the first quarter of 1999 resulting in $0.7 million. As a percentage of net revenues, marketing costs were 24.6% in 2000 versus 19.1% in 1999.

Operating income of $2.3 million in 2000 decreased 63.1% from $6.2 million in 1999. This decrease was primarily the result of increased revenue offset by provision for doubtful accounts and marketing costs. As a percentage of net revenues, operating income was 3.6% in 2000 versus 10.9% in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $14.8 million from the end of 1999 is caused by increased marketing mailings in the first quarter of 2000 which increased borrowings under line of credit and accounts payable.

Net cash used in operating activities was $1.3 million for the first quarter of 2000 as compared to $8.6 million in 1999. This change was primarily due to lower net income, increases in accounts payable and accrued expenses, decreases in receivables and increases in the payments for customer acquisition costs offset by an increase in the amortization of customer acquisition costs.

Net cash used in investing activities to acquire assets was $0.1 million in the first quarter of 2000 compared to $0.2 million in 1999.

Net cash provided by financing activities was $1.4 million and $8.9 million for the first quarter of 2000 and 1999, respectively. There was $4.3 million reduced net borrowing on the credit line in 2000 as compared to 1999 as well as $3.3 million in repayment made on bank debt.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At April 1, 2000, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $142.9 million, including $69.1 million of senior secured debt and $69.1 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 2000 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $24.0 million, $4.4 million of which was available at April 1, 2000.

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

The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the two states. However, the state never finalized this agreement and the Company has not heard from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of April 1, 2000 has not significantly changed since December 31, 1999. The market risk profile on December 31, 1999, is disclosed in the Company's 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

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

The Company received formal inquiries from 2 states which were not part of the 11-state group. The Company had reached an agreement in principle with one of the two states. However, the state never finalized this agreement and the Company has not heard from the state in over a year. The Company is in discussions with the other state and is seeking to settle the inquiry. The Company does not believe that the amount of any settlement of either inquiry will be significant. While the Company believes that it will be able to resolve these inquiries and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8K.

     A.  Exhibits

         4.1 Amendment and Waiver to the Credit Agreement dated as of March 27, 2000 among the Company, various lending institutions and Bankers Trust Company, as Agent.

         27.0  Financial Data Schedule

     B.  Form 8K
         No reports on Form 8K have been filed during the quarter for which this report is filed.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               HCI DIRECT, INC.
                                                               ----------------
                                                               (Registrant)





Date:  May 15, 2000                                     /s/  MICHAEL D. ROWLEY
-------------------                                    ------------------------
                                                              Michael D. Rowley
                                                               Vice President &
                                                        Chief Financial Officer