Form 10-Q
period 2000-07-01
HCI DIRECT INC
filed 2000-08-15
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended July 1, 2000

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                                 HCI DIRECT, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 36-0782950
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                                 19020
----------------------------------------                           ------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes             X                         No
                  ---------------                          ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at August 15, 2000
-------------------                              ------------------------------
Voting                                                        1,331,574
Class A, non-voting                                              75,652

INDEX                                                                      PAGE
-----                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           July 1, 2000 and December 31, 1999                                 3

           Condensed Consolidated Statements of Operations
           Three month and six month periods ended July 1, 2000
           and June 26, 1999                                                  4

           Condensed Consolidated Statements of Cash Flows
           Six month periods ended July 1, 2000 and June 26, 1999             5

           Notes to Condensed Consolidated Financial Statements             6-9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


PART II - OTHER INFORMATION                                                  13
---------------------------


SIGNATURES                                                                   14

                                              PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                                             HCI DIRECT, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             JULY 1, 2000 AND DECEMBER 31, 1999
                                  (Dollars in thousands, except share and per share data)
                                                                                               July 1,     December 31,
                                                                                                2000          1999
                                                                                             -----------   ------------
ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .........................................................      $     --       $     --
     Accounts receivable, less an allowance for doubtful accounts of
      $4,408 and $6,048 in 2000 and 1999, respectively .................................        38,380         49,625
     Inventories .......................................................................        18,739         14,248
     Prepaid customer acquisition costs ................................................           646          6,548
     Prepaid and other current assets ..................................................         3,500          4,649
                                                                                              --------       --------
          Total current assets .........................................................        61,265         75,070
PROPERTY AND EQUIPMENT, net ............................................................        15,676         16,467
DEFERRED CUSTOMER ACQUISITION COSTS ....................................................        62,400         56,203
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $8,965 and $8,227 in 2000 and 1999, respectively ..................................         2,678          3,337
GOODWILL, less accumulated amortization of $249 and $185 in 2000 and 1999, respectively          3,545          3,609
OTHER ASSETS ...........................................................................         1,013            926
                                                                                              --------       --------
TOTAL ..................................................................................      $146,577       $155,612
                                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit ...................................................      $ 17,883       $ 13,750
     Current portion of long-term debt .................................................        16,617         13,117
     Current portion of capital lease obligations ......................................         1,597          1,526
     Bank overdrafts ...................................................................         3,384             33
     Accounts payable ..................................................................        12,767         15,061
     Accrued expenses and other current liabilities ....................................         6,675          8,342
     Accrued interest ..................................................................         4,722          4,625
     Accrued coupon redemption costs ...................................................         3,946          4,166
     Deferred income taxes .............................................................        11,429         12,379
     Income taxes payable ..............................................................           351            358
                                                                                              --------       --------
          Total current liabilities ....................................................        79,371         73,357
LONG-TERM DEBT, Less current portion ...................................................        98,693        108,566
CAPITAL LEASE OBLIGATIONS, Less current portion ........................................         3,909          4,399
ACCRUED COUPON REDEMPTION COSTS ........................................................           324            336
DEFERRED INCOME TAXES ..................................................................        14,545         15,753
                                                                                              --------       --------
          Total liabilities ............................................................       196,842        202,411
                                                                                              --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       4,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $144,584 and
       $127,885 in 2000 and 1999, respectively), 3,811,901 shares issued
       in 2000 and 1999, 3,803,186 shares outstanding in 2000 and 1999 .................        38,119         38,119
     Common stock, voting, $.01 par value: 60,000,000 shares authorized,
       1,350,174    shares issued in 2000 and 1999, 1,331,574 shares outstanding in
       2000 and 1999 ...................................................................            13             13
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 shares authorized, 75,652 shares issued and outstanding ...............             1              1
     Additional paid-in capital ........................................................        19,120         19,120
     Compensatory stock options outstanding ............................................        20,943         20,943
     Accumulated deficit ...............................................................      (126,313)      (122,722)
     Restricted stock ..................................................................           (72)          (197)
                                                                                              --------       --------
                                                                                               (48,189)       (44,723)
     Treasury stock, at cost, 27,315 shares in 2000 and 1999 (8,715 preferred shares
       and 18,600 common shares) .......................................................        (2,076)        (2,076)
                                                                                              --------       --------
          Net stockholders' deficiency .................................................       (50,265)       (46,799)
                                                                                              --------       --------
TOTAL ..................................................................................      $146,577       $155,612
                                                                                              ========       ========

                 See notes to condensed consolidated financial statements.

                                             3


                                                 HCI DIRECT, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                         Three Month Periods Ended       Six Month Periods Ended
                                                                         -------------------------       -----------------------
                                                                             July 1,      June 26,         July 1,     June 26,
                                                                              2000          1999            2000         1999
                                                                            ---------    ---------       ---------    ---------
NET REVENUES ............................................................   $  55,999    $  62,422       $ 119,205    $ 119,567
                                                                            ---------    ---------       ---------    ---------

COSTS AND EXPENSES:
     Cost of sales ......................................................      27,098       27,674          59,204       56,815
     Administrative and general expenses ................................       4,402        3,448           8,019        7,354
     Provision for doubtful accounts ....................................       5,195        6,965          12,659       11,710
     Marketing costs ....................................................      16,560       12,922          32,093       23,834
     Coupon redemption costs ............................................         681          882           1,410        1,969
     Depreciation and amortization ......................................         914          893           1,788        1,757
     Other expenses .....................................................         211          282             791          538
                                                                            ---------    ---------       ---------    ---------

OPERATING INCOME ........................................................         938        9,356           3,241       15,590
     Interest income ....................................................          11            6              16           15
     Interest expense ...................................................       4,334        4,170           8,724        8,232
                                                                            ---------    ---------       ---------    ---------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES ......................................................      (3,385)       5,192          (5,467)       7,373
(BENEFIT) PROVISION FOR INCOME TAXES ....................................      (1,085)       1,973          (1,876)       2,802
                                                                            ---------    ---------       ---------    ---------

 NET (LOSS) INCOME ......................................................   $  (2,300)   $   3,219       $  (3,591)   $   4,571
                                                                            =========    =========       =========    =========

                                     See notes to condensed consolidated financial statements.

                               HCI DIRECT, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTH PERIODS ENDED JULY 1, 2000 AND JUNE 26, 1999
                                      (Dollars in thousands)
                                           (Unaudited)
                                                                                                                 2000        1999
                                                                                                               --------    --------
OPERATING ACTIVITIES:
   Net (loss) income .......................................................................................   $ (3,591)   $  4,571
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization ........................................................................      1,788       1,757
      Amortization of debt issue costs and discounts .......................................................        894         900
      Other ................................................................................................        132         123
      Amortization of deferred customer acquisition costs ..................................................     28,551      21,553
      (Increase) decrease in operating assets:
            Accounts receivable ............................................................................     11,245      (4,488)
            Inventories ....................................................................................     (4,491)        230
            Payments for deferred customer acquisition costs ...............................................    (34,748)    (29,785)
            Prepaid and other current assets ...............................................................      7,051         152
            Other assets ...................................................................................       (209)        (27)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities .......................................       (520)       (379)
            Deferred income taxes ..........................................................................     (2,158)      2,757
            Accrued coupon redemption costs ................................................................       (232)          9
                                                                                                               --------    --------
                  Net cash provided by (used in) operating activities ......................................      3,712      (2,627)
                                                                                                               --------    --------

INVESTING ACTIVITIES:
   Acquisitions of property and equipment ..................................................................       (476)       (536)
   Proceeds from sale of property and equipment ............................................................         24          15
                                                                                                               --------    --------
                  Net cash used in investing activities ....................................................       (452)       (521)
                                                                                                               --------    --------

FINANCING ACTIVITIES:
   Net borrowings under line of credit .....................................................................      4,133       6,100
   Payments on bank and other financing ....................................................................     (6,529)     (1,933)
   Payments on capital leases ..............................................................................       (785)       (902)
   Debt issuance costs .....................................................................................        (79)       (117)
                                                                                                               --------    --------
                  Net cash (used in) provided by financing activities ......................................     (3,260)      3,148
                                                                                                               --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................................................         --          --
   Cash and cash equivalents at beginning of year ..........................................................         --          --
                                                                                                               --------    --------
   Cash and cash equivalents at end of period ..............................................................   $     --    $     --
                                                                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .............................................................................................   $  7,683    $  7,513
                                                                                                               ========    ========
      Income taxes .........................................................................................   $    283    $    369
                                                                                                               ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $366 and $0 were entered into for new equipment during the six month periods ended 2000 and 1999 respectively.

                    See notes to condensed consolidated financial statements.

                        HCI DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1.       Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1999, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of July 1, 2000 and the results of operations for the three and six month periods ended July 1, 2000 and June 26, 1999, and cash flows for the six month periods ended July 1, 2000 and June 26, 1999.

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


NOTE 2.       Inventories

                                                      July 1,      December 31,
                                                       2000            1999
                                                     --------      ------------

Raw materials.....................................   $  1,139        $    859
Work-in-process...................................      2,595           2,984
Finished goods....................................     11,746           7,658
Promotional and packing material..................      3,259           2,747
                                                     --------        --------
                                                     $ 18,739        $ 14,248
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

On January 6, 2000, the Internal Revenue Service issued notice of a Tax Deficiency for the years ended December 31, 1993 and 1994 of $639 and $2,336, respectively plus accrued interest of $419 for 1993 and $1,230 for 1994. The total assessment for both tax and interest for these years is $4,624. The deficiency being assessed is for a corporate-owned life insurance (COLI) plan. This plan was discontinued when the Company was sold in 1994 and the policies were transferred to the former owner at that time. As part of the acquisition agreement, the former owner is responsible for any tax deficiencies related to the COLI and the monies being assessed by the Internal Revenue Service are currently being held in an escrow account.

NOTE 4.       Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of $24,000 of which $1,000 is not currently committed. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory. Interest is charged at the bank's prime lending rate plus 1% or 2% over the Eurodollar rate.

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

At July 1, 2000, there were outstanding borrowings of $17,883 at a weighted average interest rate of 9.5%. In addition, there were outstanding letters of credit of approximately $1,067 resulting in $4,050 available to borrow.

NOTE 5.       Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three and six month period ended July 1, 2000 and June 26, 1999 is as follows:

                                          Three Month Period Ended July 1, 2000
                                          -------------------------------------
                                             North
                                            America    International     Total
                                            -------    -------------    -------

Revenues from external customers........    $45,866       $10,133       $55,999
Intersegment revenues...................        649            --           649
Segment profit (EBITDA) (1).............      3,426        (1,563)        1,863
Segment assets..........................    120,344        26,233       146,577


                                          Three Month Period Ended June 26, 1999
                                          --------------------------------------
                                             North
                                            America    International     Total
                                            -------    -------------    -------

Revenues from external customers.........   $51,492       $10,930       $62,422
Intersegment revenues....................       501            --           501
Segment profit (EBITDA) (1)..............    10,340           (85)       10,255
Segment assets...........................   120,280        20,242       140,522
----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of ($3,385) and $5,192 for the three month period ended July 1, 2000 and June 26, 1999, respectively, excluding interest expense of $4,334 and $4,170 for the three month period ended July 1, 2000 and June 26, 1999, respectively, and depreciation and amortization of $914 and $893 for the three month period ended July 1, 2000 and June 26, 1999, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

                                            Six Month Period Ended July 1, 2000
                                            -----------------------------------
                                             North
                                            America    International     Total
                                            -------    -------------    -------

Revenues from external customers........    $95,234       $23,971      $119,205
Intersegment revenues...................      1,556            --         1,556
Segment profit (EBITDA) (1).............      8,824        (3,779)        5,045
Segment assets..........................    120,344        26,233       146,577


                                            Six Month Period Ended June 26, 1999
                                            ------------------------------------
                                             North
                                            America    International     Total
                                            -------    -------------    -------

Revenues from external customers........    $97,330       $22,237      $119,567
Intersegment revenues...................      1,942            --         1,942
Segment profit (EBITDA) (1).............     18,672        (1,310)       17,362
Segment assets..........................    120,280        20,242       140,522


----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of ($5,467) and $7,373 for the six month period ended July 1, 2000 and June 26, 1999, respectively, excluding interest expense of $8,724 and $8,232 for the six month period ended July 1, 2000 and June 26, 1999, respectively, and depreciation and amortization of $1,788 and $1,757 for the six month period ended July 1, 2000 and June 26, 1999, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Three and Six Month Periods Ended July 1, 2000 and June 26, 1999
--------------------------------------------------------------------------------

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

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                     Three Month Periods Ended       Six Month Periods Ended
                                                     -------------------------       -----------------------

                                                       July 1,       June 26,         July 1,        June 26,
                                                        2000           1999            2000            1999
                                                       ------        --------         -------        --------
Net revenues .......................................   100.0%          100.0%          100.0%          100.0%
          Cost of sales ............................    48.4            44.3            49.7            47.5
          Administrative and general expenses.......     7.9             5.5             6.7             6.2
          Provision for doubtful accounts ..........     9.3            11.2            10.6             9.8
          Marketing costs ..........................    29.5            20.7            26.9            19.9
          Coupon redemption costs ..................     1.2             1.4             1.2             1.6
          Depreciation and amortization ............     1.6             1.5             1.5             1.5
                                                       -----           -----           -----           -----
                    Subtotal .......................    97.9            84.6            96.6            86.5
                                                       -----           -----           -----           -----


Income before interest-net, other expenses
   and provision for income taxes ..................     2.1%           15.4%            3.4%           13.5%
                                                       =====           =====           =====           =====

Three Month Period Ended July 1, 2000 Compared to Three Month Period Ended June 26, 1999
--------------------------------------------------------------------------

Net revenues for the second quarter of 2000 were $56.0 million, a decrease of $6.4 million or 10.3% from 1999 second quarter net revenues of $62.4 million. The decrease occurred primarily in the United States due mainly to the timing of and response to marketing campaigns.

Cost of sales decreased from $27.7 million in 1999 to $27.1 million in 2000, a decrease of 2.1%. As a percentage of net revenues, cost of sales increased to 48.4% in 2000 from 44.3% in 1999, largely reflecting the expansion in the Company's developing overseas markets.

Provision for doubtful accounts decreased to $5.2 million in 2000 from $7.0 million in 1999, a decrease of 25.4%. As a percentage of net revenues, bad debts were 9.3% for 2000 compared to 11.2% for 1999.

Marketing costs increased 28.2% to $16.6 million in 2000 from $12.9 million in 1999. Under the Company's policy of deferring marketing costs, the increase reflects the greater number and volume of mailing campaigns in 1999 versus 1998. The increase in marketing activity is primarily a function of the Company's Internet and overseas development. As a percentage of net revenues, marketing costs were 29.5% in 2000 versus 20.7% in 1999.

Operating income of $0.9 million in 2000 decreased 90.0% from $9.4 million in 1999. This decrease was primarily the result of decreased revenue and increased marketing costs. As a percentage of net revenues, operating income was 1.7% in 2000 versus 15.0% in 1999.

Six Month Period Ended July 1, 2000 Compared to Six Month Period Ended June 26, 1999
----------------------------------------------------------------------

Net revenues decreased by 0.3% to $119.2 million in the first half of 2000 from $119.6 million for the same period in 1999.

Cost of sales increased to $59.2 million in the first half of 2000 from $56.8 million in 1999. As a percentage of net revenues, cost of sales is 49.7% in the first half of 2000 compared to 47.5% in 1999.

Administrative and general expenses increased to $8.0 million in the first half of 2000 from $7.4 million in 1999. Increased personnel costs account for the increase. As a percentage of net revenues, administrative and general expenses increased to 6.7% in the first half of 2000 from 6.2% in 1999.

Provision for doubtful accounts increased to $12.7 million in 2000's first half from $11.7 million in 1999. As a percentage of net revenues, provision for doubtful accounts was 10.6% and 9.8% for the first half of 2000 and 1999, respectively.

Marketing costs increased to $32.1 million in the first half of 2000 from $23.8 million for same period of 1999. The increase is $8.3 million, of which International accounts for $2.0 million related primarily to increased solicitations in the United Kingdom and Germany and the entry into France and Japan. Also, the development of the Internet and Little Silkies resulted in an increase of $1.0 million. The balance of the increase was primarily related to an increase of the prior year amortization which increased by $6.9 million in the first half of 2000 as compared to 1999. As a percentage of net revenues, marketing costs were 26.9% in the first half of 2000 versus 19.9% in 1999.

Operating income of $3.2 million decreased 79.2% from $15.6 million in 1999. This decrease was primarily the result of increased expenses for cost of sales, administrative and general, provision for doubtful accounts and marketing costs. As a percentage of net revenues, operating income was 2.7% in 2000 versus 13.0% in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $19.8 million from the end of 1999 is caused in part by increased marketing mailings in the first half of 2000 which increased borrowings under the line of credit. Also receivables decreased $10.8 million.

Net cash provided by (used in) operating activities was $3.7 million for the first half of 2000 as compared to ($2.6) million in 1999. This change was primarily due to decreases in receivables and prepaids and increases in the amortization of customer acquisition costs offset by lower net income and an increase in the payments for customer acquisition costs.

Net cash used in investing activities to acquire assets was $0.5 million in the first half of 2000 and 1999.

Net cash (used in) provided by financing activities was ($3.3) million and $3.1 million for the first half of 2000 and 1999, respectively. There was $2.0 million reduced net borrowing on the credit line in 2000 as compared to 1999 as well as a $4.6 million increase in repayment made on bank debt.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At July 1, 2000, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $138.7 million, including $64.8 million of senior secured debt and $69.2 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 2000 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $24.0 million of which $1.0 million is not currently committed. As of July 1, 2000, $4.1 million was available on the facility. Management is currently working to secure commitment for the remaining $1.0 million. In response to a tightening of liquidity in the first half of the current year, the Company's marketing programs are being adjusted such that there should be a gradual easing of liquidity during the fourth quarter of 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of July 1, 2000 has not significantly changed since December 31, 1999. The market risk profile on December 31, 1999, is disclosed in the Company's 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

During the period ended July 1, 2000, there were no material developments in previously reported legal proceedings involving the Company.

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



                                                               HCI DIRECT, INC.
                                                               ----------------
                                                                 (Registrant)





Date:  August 15, 2000                                   /s/ MICHAEL D. ROWLEY
-----------------------                                 -----------------------
                                                              Michael D. Rowley
                                                               Vice President &
                                                        Chief Financial Officer