Form 10-Q
period 2000-09-30
HCI DIRECT INC
filed 2000-11-14
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(  X  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 30, 2000

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

         Yes             X                         No
                  ---------------                          ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 13, 2000
----------------------------                  ---------------------------------
Voting                                                    1,331,574
Class A, non-voting                                          75,652

INDEX                                                                     PAGE
-----                                                                     ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                        3

           Condensed Consolidated Statements of Operations
           Three month and nine month periods ended
           September 30, 2000 and September 25, 1999                       4

           Condensed Consolidated Statements of Cash Flows
           Nine month periods ended September 30, 2000 and
           September 25, 1999                                              5

           Notes to Condensed Consolidated Financial Statements          6-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10-12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                      13


PART II - OTHER INFORMATION                                               14
---------------------------


SIGNATURES                                                                15

                              PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                                             HCI DIRECT, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (Dollars in thousands, except share and per share data)
                                                                                             September 30,   December 31,
                                                                                                 2000           1999
                                                                                             -------------   ------------
                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................    $       --     $       --
     Accounts receivable, less an allowance for doubtful accounts of
      $3,856 and $6,048 in 2000 and 1999, respectively ...................................        35,188         49,625
     Inventories .........................................................................        23,059         14,248
     Prepaid customer acquisition costs ..................................................           905          6,548
     Prepaid and other current assets ....................................................         3,140          4,649
                                                                                              ----------     ----------
          Total current assets ...........................................................        62,292         75,070
PROPERTY AND EQUIPMENT, net ..............................................................        15,893         16,467
DEFERRED CUSTOMER ACQUISITION COSTS ......................................................        58,818         56,203
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $9,338 and $8,227 in 2000 and 1999, respectively ....................................         2,288          3,337
GOODWILL, less accumulated amortization of $280 and $185 in 2000 and 1999, respectively...         3,514          3,609
OTHER ASSETS .............................................................................           946            926
                                                                                              ----------     ----------
TOTAL ....................................................................................    $  143,751     $  155,612
                                                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Borrowings under line of credit .....................................................    $   17,233     $   13,750
     Current portion of long-term debt ...................................................        18,367         13,117
     Current portion of capital lease obligations ........................................         1,738          1,526
     Bank overdrafts .....................................................................         6,817             33
     Accounts payable ....................................................................        10,836         15,061
     Accrued expenses and other current liabilities ......................................         8,132          8,342
     Accrued interest ....................................................................         2,251          4,625
     Accrued coupon redemption costs .....................................................         3,758          4,166
     Deferred income taxes ...............................................................        10,850         12,379
     Income taxes payable ................................................................           347            358
                                                                                              ----------     ----------
          Total current liabilities ......................................................        80,329         73,357
LONG-TERM DEBT, Less current portion .....................................................        93,745        108,566
CAPITAL LEASE OBLIGATIONS, Less current portion ..........................................         4,110          4,399
ACCRUED COUPON REDEMPTION COSTS ..........................................................           310            336
DEFERRED INCOME TAXES ....................................................................        13,809         15,753
                                                                                              ----------     ----------
          Total liabilities ..............................................................       192,303        202,411
                                                                                              ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       5,000,000 and 4,000,000 shares designated as pay-in-kind preferred stock in 2000 and 1999 respectively, value of $10 per share; 25% cumulative,
       (liquidation preference of $158,463 and $127,885 in 2000 and 1999, respectively), 3,811,901 shares issued in 2000 and 1999,
       3,803,186 shares outstanding in 2000 and 1999 .....................................        43,118         38,119
     Common stock, voting, $.01 par value: 60,000,000 shares authorized,
       1,350,174 shares issued in 2000 and 1999, 1,331,574 shares outstanding in
       2000 and 1999 .....................................................................            13             13
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 shares authorized, 75,652 shares issued and outstanding .................             1              1
     Additional paid-in capital ..........................................................        19,120         19,120
     Compensatory stock options outstanding ..............................................        20,943         20,943
     Accumulated deficit .................................................................      (129,662)      (122,722)
     Restricted stock ....................................................................            (9)          (197)
                                                                                              ----------     ----------
                                                                                                 (46,476)       (44,723)
     Treasury stock, at cost, 27,315 shares in 2000 and 1999 (8,715 preferred shares
       and 18,600 common shares) .........................................................        (2,076)        (2,076)
                                                                                              ----------     ----------
          Net stockholders' deficiency ...................................................       (48,552)       (46,799)
                                                                                              ----------     ----------
TOTAL ....................................................................................    $  143,751     $  155,612
                                                                                              ==========     ==========

                 See notes to condensed consolidated financial statements.

                                             3

                                                 HCI DIRECT, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)
                                                            (Unaudited)


                                               Three Month Periods Ended         Nine Month Periods Ended
                                             -----------------------------    -----------------------------
                                              September 30,   September 25,   September 30,   September 25,
                                                  2000            1999            2000            1999
                                                --------        --------        ---------       --------
NET REVENUES ................................   $ 50,703        $ 61,246        $ 169,908       $ 180,813
                                                --------        --------        ---------       ---------
COSTS AND EXPENSES:
     Cost of sales ..........................     22,464          26,486           81,668          83,301
     Administrative and general expenses.....      3,723           3,386           11,742          10,740
     Provision for doubtful accounts ........      4,944           5,553           17,603          17,263
     Marketing costs ........................     17,871          12,653           49,964          36,487
     Coupon redemption costs ................        483             694            1,893           2,663
     Depreciation and amortization ..........        930             879            2,718           2,636
     Expenses related to stock offering .....       --             2,000               --           2,000
     Other expenses .........................        491             (34)           1,282             504
                                                --------        --------        ---------       ---------

OPERATING (LOSS) INCOME .....................       (203)          9,629            3,038          25,219
     Interest income ........................         11               9               27              24
     Interest expense .......................      4,469           4,178           13,193          12,410
                                                --------        --------        ---------       ---------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES ..........................     (4,661)          5,460          (10,128)         12,833
(BENEFIT) PROVISION FOR INCOME TAXES ........     (1,312)          2,207           (3,188)          5,009
                                                --------        --------        ---------       ---------

NET (LOSS) INCOME ...........................   $ (3,349)       $  3,253        $  (6,940)      $   7,824
                                                ========        ========        =========       =========

                                     See notes to condensed consolidated financial statements.







                                                                       4


                                          HCI DIRECT, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999
                                                 (Dollars in thousands)
                                                      (Unaudited)

                                                                               2000             1999
                                                                             --------         --------
OPERATING ACTIVITIES:
   Net (loss) income .....................................................   $ (6,940)        $  7,824
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization ......................................      2,718            2,636
      Amortization of debt issue costs and discounts .....................      1,348            1,374
      Other ..............................................................        195              186
      Amortization of deferred customer acquisition costs ................     41,873           32,708
      (Increase) decrease in operating assets:
            Accounts receivable ..........................................     14,437           (9,783)
            Inventories ..................................................     (8,811)             838
            Payments for deferred customer acquisition costs .............    (44,488)         (43,271)
            Prepaid and other current assets .............................      7,152           (3,146)
            Other assets .................................................       (196)            (124)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities .....        (36)             897
            Deferred income taxes ........................................     (3,473)           4,832
            Accrued coupon redemption costs ..............................       (434)            (267)
                                                                             --------         --------
                  Net cash provided by (used in) operating activities.....      3,345           (5,296)
                                                                             --------         --------

INVESTING ACTIVITIES:
   Acquisitions of property and equipment ................................       (789)            (611)
   Proceeds from sale of property and equipment ..........................         24               16
                                                                             --------         --------
                  Net cash used in investing activities ..................       (765)            (595)
                                                                             --------         --------

FINANCING ACTIVITIES:
   Net borrowings under line of credit ...................................      3,483           11,200
   Payments on bank and other financing ..................................     (9,808)          (3,838)
   Payments on capital leases ............................................     (1,192)          (1,354)
   Issuance of preferred stock ...........................................      4,999               --
   Debt issuance costs ...................................................        (62)            (117)
                                                                             --------         --------
                  Net cash (used in) provided by financing activities.....     (2,580)           5,891
                                                                             --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................         --               --
   Cash and cash equivalents at beginning of year ........................         --               --
                                                                             --------         --------
   Cash and cash equivalents at end of period ............................   $     --         $     --
                                                                             ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ...........................................................   $ 14,144         $ 13,764
                                                                             ========         ========
      Income taxes .......................................................   $    285         $    372
                                                                             ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations of  $1,115 and $730 were entered into for new equipment during the nine month periods ended 2000 and 1999 respectively.

                    See notes to condensed consolidated financial statements.

                                                5

                        HCI DIRECT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


NOTE 1.       Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 1999, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and September 25, 1999, and cash flows for the nine month periods ended September 30, 2000 and September 25, 1999.

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


NOTE 2.       Inventories

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------     ------------

Raw materials...................................    $ 1,300           $   859
Work-in-process.................................      2,269             2,984
Finished goods..................................     15,605             7,658
Promotional and packing material................      3,885             2,747
                                                    -------           -------
                                                    $23,059           $14,248
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

Effective September 27, 2000, the Company amended its Credit Agreement to change certain financial ratios as defined in the agreement for 2000 and subsequent years and increased the Euro and Base Rate margin .50%.

At September 30, 2000, there were outstanding borrowings of $17,233 at a weighted average interest rate of 9.8%. In addition, there were outstanding letters of credit of approximately $894 resulting in $4,873 available to borrow.

NOTE 5.       Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three and nine month period ended September 30, 2000 and September 25, 1999 is as follows:

                                     Three Month Period Ended September 30, 2000
                                     -------------------------------------------
                                         North
                                        America     International       Total
                                        -------     -------------      -------

Revenues from external customers.....   $42,950        $7,753          $50,703
Intersegment revenues................       785            --              785
Segment profit (EBITDA) (1)..........     2,206        (1,468)             738
Segment assets.......................   116,435        27,316          143,751


                                     Three Month Period Ended September 25, 1999
                                     -------------------------------------------
                                         North
                                        America     International       Total
                                        -------     -------------      -------

Revenues from external customers.....   $53,453        $7,793          $61,246
Intersegment revenues................       330            --              330
Segment profit (EBITDA) (1)..........    12,295           222           12,517
Segment assets.......................   126,615        23,842          150,457

----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of ($4,661) and $5,460 for the three month period ended September 30, 2000 and September 25, 1999, respectively, excluding interest expense of $4,469 and $4,178 for the three month period ended September 30, 2000 and September 25, 1999, respectively, and depreciation and amortization of $930 and $879 for the three month period ended September 30, 2000 and September 25, 1999, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

                                     Nine Month Period Ended September 30, 2000
                                     ------------------------------------------
                                         North
                                        America     International       Total
                                        -------     -------------      -------

Revenues from external customers.....  $138,184        $31,724         $169,908
Intersegment revenues................     2,341             --            2,341
Segment profit (EBITDA) (1)..........    11,030         (5,247)           5,783
Segment assets.......................   116,435         27,316          143,751


                                     Nine Month Period Ended September 25, 1999
                                     ------------------------------------------
                                         North
                                        America     International       Total
                                        -------     -------------      -------

Revenues from external customers.....  $150,783        $30,030         $180,813
Intersegment revenues................     2,272             --            2,272
Segment profit (EBITDA) (1)..........    30,967         (1,088)          29,879
Segment assets.......................   126,615         23,842          150,457


----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents income before provision for income taxes of ($10,128) and $12,833 for the nine month period ended September 30, 2000 and September 25, 1999, respectively, excluding interest expense of $13,193 and $12,410 for the nine month period ended September 30, 2000 and September 25, 1999, respectively, and depreciation and amortization of $2,718 and $2,636 for the nine month period ended September 30, 2000 and September 25, 1999, respectively. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three and Nine Month Periods Ended September 30, 2000 and September 25, 1999
------------------------------------------------------------------------

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

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:
                                                    Three Month Periods Ended      Nine Month Periods Ended
                                                    -------------------------      ------------------------

                                                   September 30,  September 25,   September 30,   September 25,
                                                       2000           1999             2000           1999
                                                       ----           ----             ----           ----
Net revenues                                          100.0%         100.0%          100.0%          100.0%
          Cost of sales                                44.3           43.3            48.1            46.1
          Administrative and general expenses           7.3            5.5             6.9             5.9
          Provision for doubtful accounts               9.8            9.1            10.4             9.5
          Marketing costs                              35.2           20.7            29.4            20.2
          Coupon redemption costs                       1.0            1.1             1.1             1.5
          Depreciation and amortization                 1.8            1.4             1.6             1.5
                                                      -----         ------          ------          ------
                    Subtotal                           99.4           81.1            97.5            84.7
                                                      -----         ------          ------          ------


Income before interest-net, other expenses
   and provision for income taxes                       0.6%          18.9%            2.5%          15.3%
                                                      =====          ======         ======          =====

Three Month Period Ended September 30, 2000 Compared to Three Month Period Ended September 25, 1999
--------------------------------------------------------------------------------

Net revenues for the third quarter of 2000 were $50.7 million, a decrease of $10.5 million or 17.2% from 1999 third quarter net revenues of $61.2 million. The decrease occurred primarily in the United States due mainly to the timing of and response to marketing campaigns.

Cost of sales decreased from $26.5 million in 1999 to $22.5 million in 2000, a decrease of 15.2%. As a percentage of net revenues, cost of sales increased to 44.3% in 2000 from 43.3% in 1999, largely reflecting the expansion in the Company's developing overseas markets.

Provision for doubtful accounts decreased to $4.9 million in 2000 from $5.6 million in 1999, a decrease of 11.0%. As a percentage of net revenues, bad debts were 9.8% for 2000 compared to 9.1% for 1999.

Marketing costs increased by 41.2% to $17.9 million in 2000 from $12.7 million in 1999, despite a reduction in the overall level of marketing activity. The Company typically defers the cost of marketing campaigns and amortizes them, provided that sufficient data exists to provide a reliable basis for amortization. The increase in costs in 2000 was attributable to two main factors: (a) the increase in the number and volume of marketing campaigns in 1999 versus 1998 and (b) the fact that several new marketing initiatives were undertaken in 2000, including socks, "Little Silkies", Internet customer acquisition and a further broadening of the Company's geographic base.

Operating loss of $(0.2) million in 2000 compared with operating profit of $9.6 million in 1999. This decrease was primarily the result of decreased revenue and the increase in marketing costs as explained above.

Nine Month Period Ended September 30, 2000 Compared to Nine Month Period Ended September 25, 1999
------------------------------------------------------------------------------

Net revenues decreased by 6.0% to $169.9 million in the nine months of 2000 from $180.8 million for the same period in 1999. The decrease occurred primarily in the United States.

Cost of sales increased to $81.7 million in the nine months of 2000 from $83.3 million in 1999. As a percentage of net revenues, cost of sales is 48.1% in the first nine months of 2000 compared to 46.1% in 1999.

Administrative and general expenses increased to $11.7 million in the nine months of 2000 from $10.7 million in 1999. Increased personnel costs account for the increase. As a percentage of net revenues, administrative and general expenses increased to 6.9% in the first nine months of 2000 from 5.9% in 1999.

Provision for doubtful accounts increased to $17.6 million in 2000's nine months from $17.3 million in 1999. As a percentage of net revenues, provision for doubtful accounts was 10.4% and 9.5% for the nine months of 2000 and 1999, respectively.

Marketing costs increased by 36.9% to $50.0 million in 2000 from $36.5 million in 1999, despite a reduction in the overall level of marketing activity. The Company typically defers the cost of marketing campaigns and amortizes them, provided that sufficient data exists to provide a reliable basis for amortization. The increase in costs in 2000 was attributable to two main factors: (a) the increase in the number and volume of marketing campaigns in 1999 versus 1998 and (b) the fact that several new marketing initiatives were undertaken in 2000, including socks, "Little Silkies", Internet customer acquisition and a further broadening of the Company's geographic base.

Operating income of $3.0 million decreased 88.0% from $25.2 million in 1999. This decrease was primarily the result of decreased revenues and increased expenses for administrative and general, provision for doubtful accounts and marketing costs. As a percentage of net revenues, operating income was 1.8% in 2000 versus 13.9% in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements from its Revolving Credit Facility.

The decrease in working capital of $16.3 million from the end of 1999 is caused mainly by the reduction in revenues.

Net cash provided by (used in) operating activities was $3.3 million for the nine months of 2000 as compared to ($5.3) million in 1999. This improvement reflects the reduction in working capital and in the overall level of marketing activity as discussed above.

Net cash used in investing activities to acquire assets was $0.8 million and $0.6 million in the nine months of 2000 and 1999, respectively.

Net cash (used in) provided by financing activities was ($2.6) million and $5.9 million for the nine months of 2000 and 1999, respectively. There was $7.7 million reduced net borrowing on the credit line in 2000 as compared to 1999 as well as a $6.0 million increase in repayment made on bank debt. The Company also issued new shares of preferred stock of $5.0 million.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization, in October 1994, the Company has significant debt service obligations. At September 30, 2000, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $135.2 million, including $61.1 million of senior secured debt and $69.3 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 2000 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. The required amortization payments under the Credit Agreement will be: $13.0 million in 2000, $20.0 million in 2001 and $19.0 million in 2002. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

The Company's primary source of liquidity will be cash flow from operations and funds available to it under a revolving credit facility. The revolving credit facility provides for maximum borrowings of $24.0 million of which $1.0 million is not currently committed. As of September 30, 2000, $4.9 million was available on the facility. Management is currently working to secure commitment for the remaining $1.0 million. In response to a tightening of liquidity in the first half of the current year, the Company's marketing programs are being adjusted such that there should be a gradual easing of liquidity during the fourth quarter of 2000.

Inflation and Currencies
------------------------

Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the cost of sales and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

Because the Company's cost base is predominately linked to the U.S. Dollar, the strengthening of the U.S. Dollar relative to the principal European currencies has adversely affected the Company's performance. The Company minimizes the currency impact where possible by sourcing from local suppliers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of September 30, 2000 has not significantly changed since December 31, 1999. The market risk profile on December 31, 1999, is disclosed in the Company's 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

During the period ended September 30, 2000, there were no material developments in previously reported legal proceedings involving the Company.

Item 2.  Change in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

On September 27, 2000, the Company completed a private placement of 499,900 shares of Pay-In-Kind Preferred Stock, par value $.01 per share ("PIK Preferred Stock"), to Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V," and, together with KIA V, "Kelso"), at a price of $10 per share for an aggregate purchase price of $4,999,000. Kelso is the majority stockholder of the Company.

The above private placement was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Kelso made certain representations to the Company as to investment intent. Kelso possesses a sufficient level of financial sophistication and information about the Company. The shares issued to Kelso were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders

On September 19, 2000, a majority of holders of the Company's issued and outstanding Common Stock and Pay-In-Kind Preferred Stock approved by written consent the Company's filing of a Restated Certificate of Incorporation that was amended to increase to 5 million shares the number of shares of Pay-In-Kind Preferred Stock, par value $.01 per share, that the Company shall have the authority to issue.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8K.

     A.  Exhibits

          3.0 Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on September 19, 2000.

          4.0 Amendment to the Credit Agreement dated as of September 27, 2000 among the Company, various lending institutions and Bankers Trust, as Agent.

         10.0 Stock Subscription Agreement dated as of September 27, 2000 between the Company and Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P.

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



                                                             HCI DIRECT, INC.
                                                             ----------------
                                                               (Registrant)




                                                      /s/ MICHAEL D. ROWLEY
Date:  November 13, 2000                           ____________________________
------------------------
                                                          Michael D. Rowley
                                                          Vice President &
                                                       Chief Financial Officer