Form 10-K
period 2000-12-31
HCI DIRECT INC
filed 2001-04-02
CIK 934383

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

         For the Fiscal Year Ended December 31, 2000

         or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period From _______ to ________

Commission File No. 33-87392

                                HCI DIRECT, INC.
       ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

DELAWARE                                                36-0782950
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3369 Progress Drive
Bensalem, Pennsylvania                                             19020
- ----------------------------------------                      ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 244-1777

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 30, 2001
- -------------------                               -----------------------------
Voting                                                       1,331,417
Class A, non-voting                                             75,652

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

                                     PART I
                                     ------
ITEM 1.  BUSINESS
- -----------------

         HCI Direct, Inc. (the "Company"), is a corporation organized in 1975 under the laws of the state of Delaware.

         The Company is engaged in the direct mail and Internet marketing, manufacturing and distribution of hosiery products to consumers throughout North America and the United Kingdom. The Company has also expanded its operations into France, Germany and most recently, Japan. The Company markets primarily women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves promoting to customers a free offer or a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior shipment. The Company's hosiery production was approximately 52 million pairs in 2000, primarily marketed under the Silkies(R) brand name. In 2000, the Company broadened its product range to include family socks and the Little Silkies(R) range of children's tights. The Company's manufacturing operations supplied 80% of all the products required by the Company's continuity program during 2000 with the balance, including all of the socks and children's tights, being outsourced.

         The Company markets its products primarily through its direct mail and Internet marketing continuity program. The success of this program depends on targeting likely customers and on retaining customers by delivering quality hosiery products directly to the home on a regular basis. Drawing on its customer list of over 87 million individuals and on certain rented customer lists, the Company has developed sophisticated statistical, regression, segmentation and other financial analyses to accurately target, test and acquire first-time (and previously inactive) "front end" customers through direct mail solicitation. The Company has designed an initial direct mail solicitation offer that has attracted front-end customers and reactivated previous customers. Since early 1999, the Company has also acquired customers through its web site, silkies.com and, in 2000, broadened the service offered on the Internet to enable certain customers to maintain their accounts and order merchandise on line.

         In order to induce customers to participate in the Company's continuity program, the introductory hosiery offer is a "loss leader". The introductory offer is either one pair free or one pair free plus two pair at a discounted price plus shipping and handling.

         Front-end customers who continue to participate in the Company's continuity program become part of the Company's repeat or "back end" customer base. After responding to the front-end solicitation and receiving their first shipment, customers can elect to continue in the program, receiving either four or six pairs of hose with each subsequent shipment. A customer who chooses to participate in the continuity program by making regular purchases pursuant thereto is an active back end customer. Upon payment for each shipment, customers are sent another shipment of regularly priced hose, typically every four to six weeks. The Company has established a consistent and predictable back end customer base by providing customers with quality hosiery products on a regular basis. As of December 2000, the Company had approximately 1.7 million back end customers. Such "active back end customers" exclude customers receiving their first shipment.

Marketing Strategy
- ------------------

         The Company has created a marketing strategy that combines direct mail and Internet marketing techniques with its continuity program. The Company's marketing efforts focus on targeting and acquiring front end customers, as well as maintaining a strong relationship with continuity or back end customers through efficient fulfillment of quality products, customer service, creative new product introductions and unique marketing strategies. These direct mail marketing initiatives, refined by advanced statistical and regression analyses, have increased the size and quality of the Company's customer base. During 1999 and 2000, the US customer base suffered erosion, believed to be primarily due a decline in the women's sheer hosiery market. In response to this decline in its core market, the Company has taken steps to broaden its product offering to include family socks and children's tights.

         The Continuity Program. The Company's current initial direct mail solicitation promotes either a one pair free offer or the opportunity to receive one free pair of sheer hosiery with the purchase of two additional pairs ("one pair plus two") at (in the US) $1.00 per pair. The customer is able to choose the size and color for this initial shipment. Similar offers are promoted for non-sheer hosiery products.

         For those sheer hose customers that receive the one pair free offer, the first shipment for which the customer must pay, to stay in the program, is the second shipment (three pair at the regular price). Whereas the one pair free plus two pair customer must pay for the first shipment to stay in the program.

         By paying for the product and ordering another shipment of hosiery, the customer joins the Company's continuity program and becomes a repeat or back end customer. Upon payment for each shipment, customers are sent a subsequent shipment of regularly priced hose, typically every four to six weeks, with some customers electing a bi-monthly or quarterly shipment option. With each shipment, customers may change the selection of styles, colors and sizes. Back end shipments typically contain either four or six pairs of hosiery, which vary in price according to style. All shipments are made on credit, but the Company's exposure to any one customer is limited to the cost of one shipment. Customers are not required to commit to a minimum purchase amount and can cancel the program at any time, for any reason.

         Acquiring Front End Customers. The Company's primary means of attracting new front end customers is direct mail solicitation, but the Internet and alternative media are also employed. Direct mail is also used, along with telemarketing, for reactivating previous customers. Four major solicitations featuring the Company's introductory offer are typically mailed each year (January, March, June, September). There is no significant seasonality in the mailings. Significant upfront expenditures are incurred in connection with each solicitation and the Company's ability to recover these costs and earn a profit depends upon the response rate to the offer and the extent to which the acquired customers remain and participate in the program.

         The Company employs, whenever possible, advanced statistical and regression analyses in conjunction with each of its solicitation promotions. The Company utilizes its proprietary in-house database of over 87 million customers, as well as lists rented from other direct marketing firms, and analyzes information concerning customer buying habits and payment records in order to determine which potential customers are likely to purchase hosiery from the Company on a regular and long-term basis. Lists are ranked and selected for each solicitation according to expected profitability, based on test results.

         Retention of Back End Customers. The Company seeks to retain its continuity or back end customers by providing high quality hosiery on a regular basis and at competitive prices. In addition, as members of the continuity program, customers receive gift certificates with each shipment of hosiery, which can be redeemed for a wide array of merchandise. The Company also offers a women's wear catalog featuring branded and private label lingerie and intimate apparel products in conjunction with outside manufacturers. Through these means the Company believes it has been able to establish a predictable base of back end customers with relatively little loss of established customers over time. While constantly developing new means of increasing the retention of back end customers, the Company inevitably loses a proportion of these customers due to such factors as competition (e.g. retail), fashion change, customer having too much hosiery, quality and garment fit.

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

Product and Development
- -----------------------
         The Company manufactures competitively priced, quality women's sheer hosiery under the Silkies(R) brand name. The Company's product line is designed to include the more popular product styles and colors for which most customers have the greatest demand and, effective January 2001, includes ten styles of sheer hosiery, in ten different colors and six sizes, as well as knee-hi's and two opaque styles in six different colors. The Company's elastomer products (compression garments containing spandex) include Control Top, Total Leg Control, Sheer Charm, Opaque, Shapely Perfection, Trouser Socks, Ultra Control Top, Ultra Total Leg Control, Ultra Shapely Perfection and Ultra Soft Dimensions. The Company's elastomer products currently represent approximately 81% of its total production. The remainder of the Company's production consists of its non-elastomer products including Panty 'n Hose, Sheer to Waist and Knee-Hi styles, plus one ladies sock style. As of January 2001, the styles range in price from $2.55 to $6.79 per pair. The Company performs extensive consumer research and product testing to: (i) ensure product quality, (ii) service all significant markets and (iii) convert existing compression hose customers to higher margin, sheer compression hosiery products such as Ultra Shapely Perfection and Ultra Soft Dimensions.

         In addition to the core business in women's sheer hosiery, The Company's product line includes Silkies Socks, a collection of socks for the entire family in fourteen styles including infants' cuffed socks; boys' Sport Crew and Sport Quarter; mens' Sport Crew, Sport Quarter, Cotton Crew and Acrylic Crew; girls' Mid-Calf Sport Sock, Quarter Sport Sock, and 3-in-1 Sock; and, women's 3-in-1 Sock, Sport Crew, Sport Quarter and Opaque Trouser Socks. As of January 2001, the styles range in price from $1.69 to $3.61 per pair.

         The Company also targets girls in the Little Silkies program. This includes three Sock styles (Mid-Calf Sport Sock, Quarter Sport Sock, and 3-in-1
Sock) and four types of girls' tights (Opaque Tights, Cable Knit Tights, Sheer Tights,and Lace Tights). Prices range from $1.69 to $2.59 per pair.

Data Processing and Management Information Systems
- --------------------------------------------------
         The Company has computer and data processing capabilities, which are considered adequate for its current level of operations. Further expansion of the Company's Internet business will require enhancement of systems capabilities, which is an ongoing process. The Company has a back up and disaster recovery program for its data processing and order processing systems, which enables operation at an outside facility within twelve hours of the onset of such need.

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

Manufacturing and Distribution
- ------------------------------
         The Company manages all phases of the manufacturing, outsourcing, procurement and fulfillment of hosiery products, including planning, purchasing, production, packaging and distribution. The Company's direct mail marketing program is vertically integrated into its manufacturing and production operations, the latter providing the Company's marketing operations with approximately 80% of the Company's hosiery needs. By spreading the volume of yearly orders over four major solicitation dates, manufacturing and fulfillment are able to avoid extreme variations, and thereby ensure higher efficiency and better product quality.

         Production Process. Once front end and back end orders have been received, the shipment information is communicated via computer to the Company's facilities at Newland, North Carolina. The Company's ability to schedule its annual output allows the Company to practice "Just In Time" inventory management techniques. The primary raw materials utilized by the Company are nylon and spandex yarn, dye and chemicals, and are readily available. Such raw materials are purchased directly from suppliers who provide the Company with technical support. Most knitting and sewing operations, including toe closing, line seaming and gusset seaming, are located at the Company's facilities in Newland, North Carolina. Once the hosiery products have been manufactured, they are transported to the Company's Lancaster, South Carolina, facility where the products are dyed, packaged and then to the Heath Springs, South Carolina, facility where they are prepared for delivery. In Europe, approximately 72% of the product is purchased from an outside supplier in Italy with the balance being produced in the United States.

         Suppliers. The primary raw materials utilized in the Company's manufacturing operations are nylon and spandex yarn, dye and chemicals. The Company purchases a majority of its yarn under 6-month fixed-price contracts from various domestic and international suppliers. Although the Company generally stocks only a two to three week supply of raw materials in order to manage inventory efficiently, the predictable nature of the Company's shipments generally allows it to order raw materials as well as purchased hosiery up to a year in advance and secure an adequate supply at prearranged costs. The Company also purchases products from manufacturers in the US, Italy and Japan.

         Packaging and Distribution. The Company operates fully automated, high-speed packaging machines and distributes its products through the postal service directly to the customer's home. The Company's use of standardized and fully automated packaging allows the Company to achieve significant efficiencies. The Company has been able to control delivery costs by passing on to its customers any increases in postal rates. However, there can be no assurance that in the future the Company will be able to pass on increased shipping costs to its customers. The Company also tries to minimize postal costs through the use of pre-sorting, utilizing nine digit zip codes and co-mingling of mail. In Europe, the Company has a consolidated fulfillment center in Switzerland. This consolidation allows for greater efficiency in servicing the customers of the United Kingdom, Germany and France.

         Capital Investment. During the past ten years, the Company has spent approximately $33.6 million replacing the majority of its knitting and sewing capacity with advanced robotics, installing automatic packaging equipment for more timely response through efficient fulfillment, building a new dye house and distribution facility and upgrading its computer facilities. The Company maintains relationships with its machinery producers in order to keep up-to-date on changing manufacturing methods. The Company's current manufacturing operations have the capacity to produce approximately 67 million pairs annually. Additional requirements are, from time to time, outsourced in Mexico and Italy.

Growth Strategy
- ---------------
         Management believes that the Company's ability to analyze and manage a large customer base, combined with its knowledge of customer buying profiles, provides potential for future growth through the direct mail marketing channel and the Internet. In anticipation of possible further decline in the women's sheer hosiery market, the Company has broadened its product range to include family socks and children's tights. However, it is too early to predict whether these additional products will show similar continuity characteristics and provide levels of profitability comparable with the Company's core sheer hose product The Company's strategy for growth also involves expanding its current operations in the United Kingdom and Japan.

         The Company's financial resources have been stretched in the past several years by a combination of expansion in its product range, channels to market, geographic reach and a recent decline in operating performance. As a consequence, the Company has curtailed its expansion plans, focused on achieving growth in operating margins through the judicious selection of marketing initiatives and made use of the Internet to support its core U.S. Hosiery business, which continues to provide a predictable stream of cash flow.

         Notwithstanding the need to replace substantially all of its funding sources within the next 1.5 years, the Company is expected to generate sufficient cash for the maintenance and limited growth of its operations and for a normal level of debt servicing.

Competition and Industry
- ------------------------
         The Company operates exclusively in the women's hosiery industry, targeting adult females as customers. Management believes that the women's sheer hosiery market is declining partly as a result of changes in women's choices in business attire and leisure wear. While sheer hose usage has been declining, the wearing of socks by women has increased. In order to capture some of this growth and to provide more variety to customers, the Company began marketing a range of family socks in 2000.

         Women's sheer hosiery is sold through a variety of distribution channels, including discount stores, grocery and drug stores, specialty stores, national chains and direct marketing. The Company is believed to be the only organization that focuses solely on distributing women's sheer hosiery through a direct mail marketing continuity program. Although several competitors have sold their hosiery products via mail order for many years, this distribution has concentrated on the large quantity sale of irregulars, as opposed to the Company's direct mail marketing of quality women's hosiery products in a continuity program. Because the Company sells women's sheer hosiery, it competes indirectly with major manufacturers and distributors of women's sheer hosiery who primarily sell through the retail channel and some of whom are larger and better capitalized than the Company, and may have greater brand recognition than the Company.

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

         In addition, the Company competes, and faces potential competition, with other direct marketing and Internet companies. Such competitors include businesses that engage in direct mail, catalog sales, telemarketing and other methods of sale, which compete for the attention and spending dollars of consumers in the home. There are numerous direct marketing companies that are larger and better capitalized than the Company and that offer more varied product assortments.

Employees
- ---------
         As of December 31, 2000, the Company had 858 employees, 208 of whom were located at its headquarters and operations center in Bensalem, Pennsylvania, 278 of whom were located at its manufacturing facility in Newland, North Carolina, 163 of whom were located at its manufacturing, and packaging facility in Lancaster, South Carolina, and 162 of whom were located at its fulfillment operations facility in Heath Springs, South Carolina. Additionally, 47 employees are currently employed in Canada and Europe. Of the total number of employees, 170 are salaried. The remaining 688 are non-salaried employees, the majority of whom are paid an hourly wage plus incentive compensation based on productivity measures. The Company's hourly workforce is not affiliated with any unions. The Company has not experienced any work stoppages and believes its relations with its employees are good.

ITEM 2.  PROPERTIES
- -------------------

The Company owns or leases facilities at nine principal locations. The following sets forth the general location of each, its size, whether the facility is owned or leased and the principal function of each.

                                 Size in      Owned/
 Location                      Square Feet    Leased     Function
 --------                      -----------    ------     --------

 Bensalem, Pennsylvania          60,000       Leased     Headquarters;
                                                         dministration;
                                                         Marketing; Data
                                                         Processing; Customer
                                                         Service

 Newland, North Carolina        138,000       Owned      Knitting; Sewing

 Lancaster, South Carolina      142,000       Owned      Dyeing; Packaging

 Heath Springs, South Carolina  143,000       Owned      Fulfillment Operations,
                                                         United States

 Liestal, Switzerland            69,000       Leased     Fulfillment Operations,
                                                         Europe

 Liverpool, United Kingdom       15,000       Leased     Headquarters; United
                                                         Kingdom

 Markham, Ontario Canada          6,000       Leased     Office

 Tokyo, Japan                       600       Leased     Office

         The owned facilities are subject to mortgages and security interests granted to secure payment of the Company's debt. See Note 11 to the Consolidated Financial Statements of HCI Direct, Inc. in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS
- ----------------------------
         As a result of a lawsuit brought by the Federal Trade Commission ("FTC"), the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction in 1984, which specifies rules the Company must follow in conducting its mail order business. The consent injunction permanently enjoins the Company from violating various FTC and Postal Service laws and regulations. As a result of these inquiries, in 1984 the Company adopted revised promotional materials. The Company believes but cannot assure that these modifications and its current and future promotional materials will meet the concerns expressed by the FTC or be deemed to be in compliance with the consent injunction.

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

         In early 2001, the Company reached an agreement with 1 state that was not part of the 11-state group and paid $35,000 in the settlement. Terms of the agreement did not materially affect the business, financial condition or results of operations.

         The Company received a formal inquiry from 1 state that was not part of the 11-state group. However, the state never finalized an agreement and the Company has not heard further from the state in over 2 years. The Company does not believe that the amount of any settlement of the inquiry will be significant. While the Company believes that it will be able to resolve this inquiry and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------    ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
- ------------------------------------------------------------

         There is no established public trading market for any class of common equity of the Company.

         As of March 30, 2001, the Company had approximately 36 holders of record of its common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA
- ----------------------------------

                                                             Year Ended December 31,
                                                             -----------------------
                                            2000          1999         1998         1997         1996
                                          ---------    ---------    ---------    ---------    ---------
                                                                 (In Thousands)
  Net Revenues ........................   $ 230,626    $ 259,881    $ 198,681    $ 178,682    $ 162,763

  Operating Income ....................      10,985       39,890       38,080       35,854       36,968

  (Loss) Income From Continuing
  Operations Before Provision
  (Benefit) for Income Taxes ..........      (6,784)      20,990       21,519       17,835       (5,696)

  (Loss) Income From Continuing
  Operations Before Compensation
  Related to Stock Options,
  Expenses Related to Aborted
  Stock Offerings and Acquisition
  and Provision (Benefit) for
  Income Taxes (a) ....................      (6,784)      23,037       21,519       17,835       18,829

  Working Capital .....................      (1,323)       1,713        9,215       12,455          589

  Total Assets ........................     142,262      155,612      130,039      100,600       92,600

  Long-Term Debt ......................     114,305      127,608      135,952      138,565      143,705

  Redeemable Equity Securities ........          --           --          885          872          768

  Stockholders' Deficiency ............     (46,267)     (46,799)     (60,162)     (72,083)     (83,822)

- ---------

(a) During 1996, the Company granted options to certain employees to purchase up to 215,369 shares of common stock. The Company recognized $22,938 of compensation expense related to the difference between the estimated fair value of the stock at the date of grant and the exercise price of such options. (See Note 14 to the Consolidated Financial Statements of HCI Direct, Inc. in Item 8 hereof for further discussion.) In 1996, the Company incurred costs of $1.6 million for a potential initial public offering and a potential acquisition, neither of which were consummated. During 1999, the Company incurred costs of $2.0 million associated with a potential initial public offering of equity securities which was not consummated. "Operating income" and "income (loss) from continuing operations before provision (benefit) for income taxes" per the Consolidated Financial Statements of HCI Direct, Inc. have been adjusted in the above table to exclude these charges in order to present comparable operating information with that of previous years. See Statement of Cash Flows in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
- -----------------------------------------------------------------------------

Overview
- --------
         In fiscal 1998, the Company adopted Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to report operating segments based on the way the Company manages its activities. The Company organizes its business units into two geographic segments: North America and International. The North America business was established in 1975 in the United States ("U.S.") with a focus towards the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products. In fiscal 1998, the Company acquired a Canadian hosiery company. In fiscal 1999, a children's hosiery line was introduced in the U.S. market and the Company expanded its marketing channel to the Internet. In fiscal 2000, a sock line was also introduced in the U.S. market.

         The International business was established in 1996 with the entrance to the United Kingdom with women's sheer hosiery products. Further expansion occurred in Germany and France in 1997 and in fiscal 2000 the Company entered the Japanese market with a similar product line. During fiscal 2000, the Company centralized its financial and operational functions in England and further substantiated its presence through the negotiation of key contracts with local European vendors.

         See Note 4 to the Consolidated Financial Statements for the financial data for each of the Company's operating segments.

         The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues.

                                            Fiscal Years Ended December 31,
                                            -------------------------------
                                                 2000     1999     1998
                                                 ----     ----     ----

Net revenues..............................      100.0%   100.0%   100.0%
  Cost of sales...........................       46.6     45.3     46.0
  Administrative and general expenses.....        6.8      5.7      6.9
  Provision for doubtful accounts.........        9.7     11.0      5.8
  Marketing costs.........................       29.3     19.7     18.4
  Coupon redemption costs.................        1.0      1.3      1.9
  Depreciation and amortization...........        1.6      1.4      1.7
                                                -----    -----    -----

       Subtotal...........................       95.0     84.4     80.7
                                                 ----     ----     ----

Operating income before interest,
  expenses related to aborted
  stock offering, other expenses
  and provision for income taxes..........        5.0%    15.6%    19.3%
                                                  ===     ====     ====

Fiscal 2000 Compared to Fiscal 1999
- -----------------------------------
       Net revenues decreased by 11.3% to $230.6 million in fiscal 2000 from $259.9 million in 1999. The decrease in net revenue was primarily attributable to a net revenue decrease of $27.3 million in North America from $215.8 in fiscal 1999 to $188.5 in fiscal 2000. The decline in North America net revenue was a result of a 3.9 million or 21.8% decline in the number of U.S. customer hosiery shipments. Seventy-five percent of this decline was due to a reduction in front-end shipments due to a $9.5 million reduction in cash marketing spending and 25% from a reduction in back-end shipments due to customer purchasing frequency and attrition.

         International net revenues decreased $2.0 million from $44.1 in fiscal 1999 to $42.1 in fiscal 2000 primarily as a result of reduced marketing activity and shipments in Germany.

         Cost of sales decreased from $117.8 million in 1999 to $107.4 million in 2000, a decrease of 8.9%. As a percentage of net revenues, cost of sales increased to 46.6% in 2000 from 45.3% in 1999. The increase in the cost of sales percentage from year to year is primarily due to the sales mix, particularly the effect of the reduced number of back-end sheer hose shipments in North America.

         Administrative and general expenses increased 5.0% to $15.7 million in 2000 from $15.0 million in 1999. This increase was mainly due to an increase in resources to manage the expansion of the International business and in North America to support the development of our Internet business. As a percentage of net revenues, administrative and general expenses increased to 6.8% in 2000 from 5.7% in 1999.

         Provision for doubtful accounts declined to $22.4 million in 2000 from $28.6 million in 1999, a reduction of 21.7%. As a percentage of net revenues, bad debts were 9.7% for 2000 compared to 11.0% for 1999. The decline in the provision as a percentage of net revenues results primarily from better mail selectivity and pay performance in North America.

         Marketing costs consist of the amortization of deferred customer acquisition costs (see Note 2 to the Consolidated Financial Statements), customer acquisition costs for which insufficient data exists to warrant capitalization, costs associated with offering premium incentives to customers, certain telemarketing expenditures and internal marketing overhead. In addition, for fiscal 2000 marketing costs include an impairment charge for deferred customer acquisition costs not expected to be recovered based upon an analysis of future cash flows for Germany and France (See Note 2 to the Consolidated
Financial Statements). Marketing costs related to the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers are deferred and amortized on an accelerated bases based upon the estimated current year revenue in proportion to the expected future revenue. The Company only defers such costs in the case of businesses for which historical data is sufficient to enable amortization of deferred costs to be accurately matched to the cash flows. The following table describes the components of total marketing costs for the years ended December 31, 2000 and 1999, respectively.

                                                                2000      1999
                                                                ----      ----

Amortization of Deferred Customer Acquisition Costs......     $54,392   $45,394
Impairment Charge for France and Germany.................       1,828        --
Non-Deferrable Marketing Costs...........................      11,493     5,754
                                                              -------   -------
         Total Marketing Costs...........................     $67,713   $51,148
                                                              =======   =======

         Total marketing costs increased $16.6 million from $51.1 million in fiscal 1999 to $67.7 million in fiscal 2000 primarily as a result of a $9.0 increase in the amortization of deferred customer acquisition costs and a $5.7 million increase in non-deferrable marketing costs. The $9.0 million increase in amortization is primarily driven by the amortization of costs capitalized in prior years. In fiscal 1999, 1998 and 1997 the Company incurred $61.8 million, $42.9 million and $30.5 million, respectively in deferrable cash marketing expenses. Approximately 58% of these costs are amortized in the first 12 months, 71% within 18 months and 80% within 24 months. The Company incurred $51.2 million in deferrable cash marketing expenses in fiscal 2000. The increase in non-deferrable marketing costs is primarily a result of new business initiatives in Japan and with Socks, Little Silkies and the Internet for which insufficient data existed to warrant the capitalization of such marketing costs.

         Coupon redemption costs decreased to $2.2 million for 2000 from $3.3 million for 1999. As a percentage of net revenues, redemption costs were 1.0% in 2000 versus 1.3% for 1999.

         Operating income decreased to $11.0 million in 2000 from $39.9 million in 1999, reflecting the reduction in revenue and increase in marketing costs discussed above. As a percentage of net revenues, operating income was 4.8% in 2000 versus 15.3% for 1999.

         The Company incurred a net loss of $4.6 million in 2000 as compared to earning a net income of $12.2 million in 1999.

Fiscal 1999 Compared to Fiscal 1998

         Net revenues increased by 30.8% to $259.9 million in fiscal 1999 from $198.7 million in 1998. North America contributed $42.2 million and Europe $19.0 million of the increase, respectively. In Europe, the UK was up $10.9 million, Germany $6.1 million and France was reinitiated again in 1999 and contributed $2.1 million of the increase. The increase in North America was primarily due to a new offer that dramatically increased the number of customers receiving the second and third shipments.

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

         Administrative and general expenses increased 9.2% to $15.0 million in 1999 from $13.7 million in 1998. Investment in the Internet, Japan, Little Silkies and the reinitiation of France account for $0.7 million of the increase with the balance caused primarily by higher wages and increased personnel. As a percentage of net revenues, administrative and general expenses declined to 5.7% in 1999 compared to 6.9% in 1998.

         The provision for doubtful accounts increased to $28.6 million in 1999 from $11.5 million in 1998, an increase of 147.5%. This increase was primarily driven by the new offer in the United States, where the first shipment is totally free and the second shipment is four pair at full price. This offer generates substantially more back end shipments but is offset to a certain extent by the cost of bad debts. North America accounted for $15.8 million of the increase with the balance related to the growth in Europe. As a percentage of net revenues, bad debts were 11.0% for 1999 compared to 5.8% for 1998.

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

Liquidity and Capital Resources
- -------------------------------
         The Company's cash requirements arise principally from the need to finance front-end solicitations (new customers), capital expenditures, debt repayment and other working capital requirements. During fiscal 2000, the Company paid $13.1 million of principal repayments on its senior term loans with the benefit of an additional equity contribution of $5.0 million, cash provided from operations of $7.5 million and additional net borrowing of $5.1 million.

         Net cash provided by operating activities was $7.5 million in 2000 as compared to $0.1 million in 1999 and $4.6 million in 1998. The increase from 1999 to 2000 was caused by the reduction in marketing activity (and hence lower customer acquisition costs, receivables and prepayments offset by a decrease in deferred taxation), offset by lower payables and an increase in inventories. The increase in inventories primarily reflected the broadening of the company's product range with Socks, Little Silkies and additional colors and sizes of hosiery.

         Net cash used in investing activities was $1.3 million in 2000, $1.0 million in 1999 and $5.1 million in 1998. In 1998, a Canadian hosiery company was acquired. In fiscal 2000, 1999 and 1998, capital expenditures were $1.3 million, $1.1 million and $1.2 million, respectively. The majority of the expenditures were for the purchase of knitting, sewing and dyeing equipment, the investment in internally and externally developed software, and facility acquisition and enhancements. These expenditures were financed substantially through the assumption of capital leases. Also, the Company expects to expend approximately $2.3 million in 2001 for additional equipment. These capital expenditures will be financed through internal sources or the assumption of capital leases.

         Net cash provided by (used in) financing activities was $(3.1) million, $0.9 million and ($3.8) million, respectively. In 2000, repayments of $14.7 million (1999 $9.4 million) on the term loans and capital leases were offset by an increase of $6.7 million (1999 $10.4 million) in the revolving credit facility and new equity of $5.0 million (1999 $0).

The Recapitalization and Line of Credit
- ---------------------------------------
         On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"). As a result of the substantial indebtedness incurred in connection with the Recapitalization, the Company has significant debt service obligations. In November 1997, the Company amended and restructured its credit agreement. This change resulted in lower interest rates, an increase in the revolving credit facility from $15 million to $20 million, a substantial change in the timing of principal payments and changes to the debt covenants. At December 31, 2000, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $134.8 million, including $59.5 million of senior secured debt and $69.4 million of senior subordinated debt (the "Notes"). Since consummation of the Recapitalization, the Company's ongoing cash requirements through January 2002 will consist primarily of interest payments and required principal payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

         Under the original Term Loan Agreement, $20 million was due in fiscal 2001 with the remaining due at maturity, February 1, 2002. On March 23, 2001, the Company amended the revolving credit facility and term loan agreement to waive and amend certain financial covenants, increase the interest premium by
 .5%, reduce the availability of the revolver by $1.3 million to $21.7 million and to reschedule the remaining payments. As a result of the rescheduling of the payments, $10.0 million is due in fiscal 2001 and the remaining $29.0 million is due in fiscal 2002. The Company intends to repay the amended principal installments out of internally generated funds and to seek to refinance the whole of its senior debt facilities. An investment banker has been appointed to assist with the refinancing and also to evaluate other strategic alternatives for the Company.

Legal Proceedings
- -----------------
         As a result of a lawsuit brought by the FTC, the Federal District Court for the Eastern District of Pennsylvania issued a consent injunction in 1984, which specifies rules the Company must follow in conducting its mail order business. The consent injunction permanently enjoins the Company from violating various FTC and Postal Service laws and regulations. As a result of these inquiries, in 1984 the Company adopted revised promotional materials. The Company believes but cannot assure that these modifications and its current and future promotional materials will meet the concerns expressed by the FTC or be deemed to be in compliance with the consent injunction.

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

         In early 2001, the Company reached an agreement with 1 state that was not part of the 11-state group and paid $35,000 in the settlement. Terms of the agreement did not materially affect the business, financial condition or results of operations.

         The Company received a formal inquiry from 1 state that was not part of the 11-state group. However, the state never finalized an agreement and the Company has not heard further from the state in over 2 years. The Company does not believe that the amount of any settlement of the inquiry will be significant. While the Company believes that it will be able to resolve this inquiry and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

Inflation
- ---------
         Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the cost of sales and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

Forward Looking Statements
- --------------------------
         The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company and in the Company's specific market areas: changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Prospective Change in Accounting for Foreign Currency
- -----------------------------------------------------
         Effective January 1, 2001, the Company has determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S., in addition to the Canadian operations, under Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (FAS 52). FAS 52 requires adjustments resulting from translating foreign functional currency financial statements into U.S. dollars to be included in the currency translation adjustment in stockholders' equity. The change was adopted because of the Company's enhancement during fiscal 2000 of its International infrastructure through negotiation of contracts with International vendors denominated in local currencies. For the periods ended December 31, 2000, 1999 and 1998, respectively, the Company considered the local currency of all subsidiaries, with the exception of the Canadian operations, which were acquired in fiscal 1998, to be U.S. dollars. The effect of recording translation adjustments in income instead of equity for the Company's Canadian operations is not material to the financial statements.

Accounting Standards Not Yet Adopted
- ------------------------------------
         New Accounting  Standards  -Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- --------------------------------------------------------------------
         The Company uses its revolving credit facility, term loan, senior subordinated notes and bonds to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the Eurodollar Rate, Federal Funds Rate or the prime rate. Also, the Company sources hosiery at prices denominated in foreign currency and also sells products in Canada, United Kingdom, France, Germany and Japan at prices denominated in local currency.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loan, senior subordinated notes and bonds in effect at December 31, 2000 and December 31,1999. Note 18 to the consolidated financial statements should be read in conjunction with the table below (dollar amount in thousands).

                                                 AS OF DECEMBER 31, 2000
- --------------------------------------------------------------------------------------------------------------------------

                                                      Year of Maturity
                                                                                                         Total        Fair
                                                                                                         Due at       Value at
                                   2001       2002       2003        2004       2005       Thereafter   Maturity     12/31/00
                                   ----       ----       ----        ----       ----       ----------   --------     --------
Interest rate sensitive
assets:
Noninterest bearing
checking and savings
accounts                          $2,655       $ --      $ --       $ --       $ --         $ --         $2,655       $2,655
   Average interest rate             --%                                                                    --%           --

Interest-bearing checking
accounts, savings accounts
and money market deposit
accounts                           2,322                                                                  2,322       2,322
   Average interest rate            5.90                                                                   5.90          --
                                 -------    -------       -----      -----      -----        ------      ------      ------

                                  $4,977                                                                 $4,977      $4,977
                                  ======                                                                 ======      ======
                                    2.75%                                                                  2.75%         --
                                  ======                                                                  =====

Interest rate sensitive
liabilities:
Noninterest bearing
checking and savings
accounts                          $2,516       $ --        $ --       $ --       $ --         $ --       $2,516      $2,516
   Average interest rate              --%                                                                    --%         --

Short-term and variable
rate borrowings                   30,600     29,117         117       117          29                    59,980      59,980
   Average interest rate           10.25       9.77        7.05      7.10        7.10                     10.00          --

Fixed-rate borrowings                        69,391                                                      69,391      63,000
   Average interest rate                      13.75                                                       13.75          --
                                 -------    -------       -----      -----      -----        -----     --------    --------

                                 $33,116    $98,508       $ 117      $ 117       $ 29        $  --     $131,887    $125,496
                                 =======    =======       =====      =====      =====        =====     ========    ========
                                    9.47%     12.57%       7.05%      7.10%      7.10%          --%       11.78%         --
                                 =======    =======       =====      =====      =====        =====     ========

                                                 AS OF DECEMBER 31, 1999
- --------------------------------------------------------------------------------------------------------------------------

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

                                HCI DIRECT, INC.


         Index to Financial Statements and Financial Statement Schedule

                                                                                            Page Number
                                                                                            -----------
Financial Statements and Independent Auditors' Report:
        Independent Auditors' Report....................................................        19
        Consolidated Balance Sheets--December 31, 2000 and 1999.........................        20
        Consolidated Statements of Operations--For the years ended December 31, 2000,
           1999 and 1998................................................................        21
        Consolidated Statements of Cash Flows--For the years ended December 31, 2000,
           1999 and 1998................................................................        22
        Consolidated Statements of Stockholders' Deficiency--For the years
           ended December 31, 2000, 1999 and 1998.......................................        23
        Notes to Consolidated Financial Statements......................................        25
Financial Statement Schedule and Independent Auditors' Report:
        Independent Auditors' Report....................................................        S-1
        Schedule I--Valuation and Qualifying Accounts--For the years ended
           December 31, 2000, 1999 and 1998.............................................        S-2

        Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   HCI Direct, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of HCI Direct, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 29, 2001

                                               HCI DIRECT, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31, 2000 AND 1999
                                     (Dollars in thousands, except share and per share data)

                                                                                                  2000       1999
ASSETS                                                                                         ---------    ---------
CURRENT ASSETS:
    ........................................................................................
     Cash and cash equivalents .............................................................   $   3,108    $    --
     Accounts receivable, less an allowance for doubtful accounts of
      $4,456 and $6,048 in 2000 and 1999, respectively .....................................      42,891       49,625
     Inventories ...........................................................................      19,215       14,248
     Prepaid customer acquisition costs ....................................................       4,988        6,548
     Prepaid and other current assets ......................................................       1,991        4,649
                                                                                               ---------    ---------
          Total current assets .............................................................      72,193       75,070
PROPERTY AND EQUIPMENT, net ................................................................      15,511       16,467
DEFERRED CUSTOMER ACQUISITION COSTS ........................................................      47,447       56,203
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $9,710 and $8,227 in 2000 and 1999, respectively ......................................       1,916        3,337
GOODWILL, less accumulated amortization of $310 and $185 in 2000 and 1999, respectively ....       3,484        3,609
OTHER ASSETS ...............................................................................       1,711          926
                                                                                               ---------    ---------
TOTAL ......................................................................................   $ 142,262    $ 155,612
                                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of financing arrangements .............................................   $  32,276    $  28,393
     Bank overdrafts .......................................................................         647           33
     Accounts payable ......................................................................      12,332       15,061
     Accrued expenses and other current liabilities ........................................       6,819        8,342
     Accrued interest ......................................................................       4,433        4,625
     Accrued coupon redemption costs .......................................................       3,406        4,166
     Deferred income taxes .................................................................      10,064       12,379
     Income taxes payable ..................................................................       3,539          358
                                                                                               ---------    ---------
          Total current liabilities ........................................................      73,516       73,357
LONG-TERM DEBT, Less current portion .......................................................     102,512      112,965
ACCRUED COUPON REDEMPTION COSTS ............................................................         307          336
DEFERRED INCOME TAXES ......................................................................      12,194       15,753
                                                                                               ---------    ---------
          Total liabilities ................................................................     188,529      202,411
                                                                                               ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       5,000,000 and 4,000,000 shares designated as pay-in-kind preferred stock in 2000 and
       1999, respectively, stated at liquidation value of $10 per share; 25% cumulative,
       (liquidation preference of $167,963 and $127,885 in 2000 and 1999, respectively)
       4,312,126 and 3,811,901 shares issued in 2000 and 1999, respectively, 4,301,493 and
       3,803,186 shares outstanding in 2000 and 1999, respectively .........................      43,121       38,119
     Common stock, voting, $.01 par value: 60,000,000 shares authorized, 1,350,174 shares issued in 2000 and 1999, 1,331,417 and 1,331,574 shares outstanding in 2000 and
       1999, respectively ..................................................................          13           13
     Common stock, Class A, non-voting, $.01 par value:
       1,000,000 shares authorized, 75,652 shares issued and outstanding ...................           1            1
     Additional paid-in capital ............................................................      19,117       19,120
     Compensatory stock options outstanding ................................................      20,943       20,943
     Accumulated deficit ...................................................................    (127,355)    (122,722)
     Restricted stock ......................................................................        --           (197)
                                                                                               ---------    ---------
                                                                                                 (44,160)     (44,723)
     Treasury stock, at cost, 29,390 and 27,315 shares in 2000 and 1999, respectively
       (10,633 preferred shares and and 18,757 common shares) ..............................      (2,107)      (2,076)
                                                                                               ---------    ---------
          Net stockholders' deficiency .....................................................     (46,267)     (46,799)
                                                                                               ---------    ---------
TOTAL ......................................................................................   $ 142,262    $ 155,612
                                                                                               =========    =========

                        See notes to consolidated financial statements.

                          HCI DIRECT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                (Dollars in thousands)

                                                                        2000         1999         1998
                                                                     ---------    ---------    ---------
    ..............................................................
NET REVENUES .....................................................   $ 230,626    $ 259,881    $ 198,681
                                                                     ---------    ---------    ---------

COSTS AND EXPENSES:
     Cost of sales ...............................................     107,369      117,809       91,352
     Administrative and general expenses .........................      15,712       14,960       13,694
     Provision for doubtful accounts .............................      22,369       28,552       11,536
     Marketing costs .............................................      67,713       51,148       36,585
     Coupon redemption costs .....................................       2,194        3,290        3,843
     Depreciation and amortization ...............................       3,814        3,599        3,405
     Other expenses ..............................................         470          633          186
                                                                     ---------    ---------    ---------

OPERATING INCOME .................................................      10,985       39,890       38,080
     Expenses related to aborted stock offering ..................        --          2,047         --
     Interest income .............................................          45           35           71
     Interest expense ............................................      17,814       16,888       16,632
                                                                     ---------    ---------    ---------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES ........      (6,784)      20,990       21,519
(BENEFIT) PROVISION FOR INCOME TAXES .............................      (2,151)       8,762        8,055
                                                                     ---------    ---------    ---------

NET (LOSS) INCOME ................................................   $  (4,633)   $  12,228    $  13,464
                                                                     =========    =========    =========

                   See notes to consolidated financial statements

                                            HCI DIRECT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                                 (Dollars in thousands)

                                                                                          2000        1999        1998
OPERATING ACTIVITIES:
    ...............................................................................
   Net (loss) income ..............................................................   $ (4,633)   $ 12,228    $ 13,464
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ...............................................      3,814       3,599       3,405
      Amortization of debt issue costs and discounts ..............................      1,804       1,732       1,701
      (Gain) loss on sale and abandonments of property and equipment ..............         16          (2)         (7)
      Amortization of restricted stock ............................................        197         250         250
      Amortization of deferred customer acquisition costs .........................     56,220      45,376      32,134
      (Increase) decrease in operating assets:
            Accounts receivable ...................................................      6,734     (17,411)     (7,596)
            Inventories ...........................................................     (4,967)      5,760      (4,513)
            Payments for deferred customer acquisition costs ......................    (47,464)    (59,306)    (47,188)
            Prepaid and other current assets ......................................      4,218      (2,789)     (2,381)
            Other assets ..........................................................     (1,129)       (387)       (604)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ..............     (3,830)      2,183       8,394
            Income taxes payable ..................................................      3,181         358          --
            Deferred income taxes .................................................     (5,874)      9,133       7,844
            Accrued coupon redemption costs .......................................       (789)       (585)       (321)
                                                                                      --------    --------    --------
                  Net cash provided by operating activities .......................      7,498         139       4,582
                                                                                      --------    --------    --------

INVESTING ACTIVITIES:
   Acquisitions of property and equipment .........................................     (1,333)     (1,090)     (1,191)
   Acquisition of business ........................................................       --          --        (3,914)
   Proceeds from sale of property and equipment ...................................         43          47          20
                                                                                      --------    --------    --------
                  Net cash used in investing activities ...........................     (1,290)     (1,043)     (5,085)
                                                                                      --------    --------    --------

FINANCING ACTIVITIES:
   Net borrowings under line of credit ............................................      6,733      10,350       3,400
   Payments on bank and other financing ...........................................    (13,117)     (7,646)     (3,617)
   Payments on capital leases .....................................................     (1,622)     (1,800)     (1,663)
   Issuance of preferred stock ....................................................      4,999        --          --
   Debt issuance costs ............................................................        (62)       --          (164)
   Proceeds from exercise of options, net of tax ..................................       --          --           296
   Purchase of treasury stock .....................................................        (31)       --        (2,076)
                                                                                      --------    --------    --------
                  Net cash (used in) provided by financing activities .............     (3,100)        904      (3,824)
                                                                                      --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................      3,108        --        (4,327)
   Cash and cash equivalents at beginning of year .................................       --          --         4,327
                                                                                      --------    --------    --------
   Cash and cash equivalents at end of year .......................................   $  3,108    $   --      $   --
                                                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ....................................................................   $ 16,202    $ 15,080    $ 14,768
                                                                                      ========    ========    ========
      Income taxes ................................................................   $    550    $    403    $  1,618
                                                                                      ========    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations of $1,114, $823, and $2,424 were entered into for new equipment during 2000, 1999, and
   1998, respectively.

                       See notes to consolidated financial statements.

                                             22

Statement of Stockholders' Deficiency

THIS IS FROM LAST YEAR

                                                                   HCI DIRECT, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                        (Dollars in thousands)


                                         PREFERRED STOCK                  COMMON STOCK
                                         ----------------      -------------------------------------
                                                                                        CLASS A,                   Retained
                                               PIK                                     NON VOTING      Additional  Earnings
                                        -----------------     -----------------    -----------------    Paid-In     (Accum
                                         Shares    Amount      Shares    Amount     Shares    Amount    Capital    Deficit)
                                        -----------------     -----------------    -----------------    --------   --------

BALANCE January 1, 1998 .............   3,739,782  $37,398    1,321,522  $   13      75,652   $    1   $ 16,565   $(148,301)
Net income ..........................                                                                                13,464
Compensation under restricted
   stock awards .....................
Accretion of preference value over
   carrying value of redeemable
   preferred stock ..................                                                                      (121)
Purchase of shares for treasury......                                                                                  (113)
Exercise of stock options, net of tax                            17,344                                   2,291
Reclass of redeemable equity
  securities                                8,715       87        1,256                                     134
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 1998 ...........   3,748,497   37,485    1,340,122      13      75,652        1     18,869    (134,950)
Net income ..........................                                                                                12,228
Compensation under restricted
   stock awards......................
Accretion of preference value over
   carrying value of redeemable
   preferred stock ..................                                                                      (136)
Lapse of redemption provisions on
   equity securities ................      63,404      634       10,052                                     387
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 1999 ...........   3,811,901   38,119    1,350,174      13      75,652        1     19,120    (122,722)
Net (loss) ..........................                                                                                (4,633)
Compensation under restricted
   stock awards......................
Purchase of shares for treasury......
Issuance of PIK preferred stock......     499,900    4,999
Stock dividend on preferred stock....         325        3                                                   (3)
                                        ------------------    -----------------      ---------------   --------    --------
BALANCE December 31, 2000 ...........   4,312,126  $43,121    1,350,174  $   13      75,652   $    1   $ 19,117   $(127,355)
                                        ==================    =================      ===============   ========    ========

                                                                   HCI DIRECT, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                        (Dollars in thousands)


                                                      TREASURY STOCK
                                             -------------------------------
                                             Preferred     Common                                    Compensatory
                                              Stock        Stock                                     Stock
                                             ---------     ------                     Restricted     Options
                                             Shares        Shares     Amount          Stock          Outstanding      Total
                                             ---------     ------     ------          ----------     ------------     --------
BALANCE January 1, 1998 .............               --         --     $    --         $     (697)    $     22,938     $(72,083)
Net income...........................                                                                                   13,464
Compensation under restricted
   stock awards .....................                                                        250                           250
Accretion of preference value over
   carrying value of redeemable
   preferred stock...................                                                                                     (121)
Purchase of shares for treasury .....           (8,715)   (18,600)     (2,076)                                          (2,189)
Exercise of stock options, net of tax                                                                      (1,995)         296
Reclass of redeemable equity
   securities........................                                                                                      221
                                             ---------    -------      -------        ----------     ------------     --------
BALANCE December 31, 1998 ...........           (8,715)   (18,600)     (2,076)              (447)          20,943      (60,162)
Net income...........................                                                                                   12,228
Compensation under restricted
   stock awards .....................                                                        250                           250
Accretion of preference value over
   carrying value of redeemable
   preferred stock...................                                                                                     (136)
Lapse of redemption provisions on
   equity securities.................                                                                                    1,021
                                             ---------    -------     -------         ----------     ------------     --------
BALANCE December 31, 1999 ...........           (8,715)   (18,600)    $(2,076)         $    (197)    $     20,943     $(46,799)
Net (loss)...........................                                                                                   (4,633)
Compensation under restricted
   stock awards .....................                                                        197                           197
Purchase of shares for treasury......           (1,918)      (157)        (31)                                             (31)
Issuance of PIK preferred stock......                                                                                    4,999
Stock dividend on preferred stock                                                                                         --
                                             ---------    -------     -------         ----------     ------------     --------
BALANCE December 31, 2000                      (10,633)   (18,757)    $(2,107)         $      --     $     20,943     $(46,267)
                                             =========    =======     =======         ==========     ============     ========



                          See notes to consolidated financial statements.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

1.     ORGANIZATION

       HCI Direct, Inc. and subsidiaries is a company incorporated in the State of Delaware and is engaged in the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products to consumers throughout North America, the United Kingdom, France, Germany and Japan. On June 24, 1999, the Company name was changed to HCI Direct, Inc. The Company markets women's sheer hosiery through a continuous product shipment or "continuity" program. The Company's continuity program involves mailing to customers a specially priced introductory hosiery offer, the acceptance of which enrolls customers in the program and results in additional shipments of hose on a regular and continuous basis upon payment of a prior hose shipment. The Company's manufacturing operations supply approximately 80% of all the hosiery required by the Company's continuity program.

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

       Deferred Customer Acquisition Costs - Deferred customer acquisition costs consist of marketing costs (postage, printed material, customer list rentals, etc.) of the initial shipment to a customer and similar costs associated with the resolicitation of previously canceled customers. These costs are aggregated by promotional program and are amortized on an accelerated basis based upon the estimated current year revenue in proportion to the expected future revenue generated by these customers. Approximately 58% of these costs are amortized in the first 12 months, 71% within 18 months, and 80% within 24 months. The loss incurred on front-end shipments to customers is charged to operations at the time of the front-end shipment.

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

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       Software Costs - Software costs, principally internally developed, consist of the expenses associated with the development (computer time, license, programming time) of material software projects with a long-term benefit. The Company amortizes these assets on a straight-line basis over 7 years and are included in the Consolidated Balance Sheet as Other Assets.

       Shipping and Handling Costs - Shipping and handling costs are classified in cost of sales in the accompanying Statement of Operations.

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

       In conjunction with new management of International Operations and an evaluation of the success of current marketing programs, the Company has elected to decrease front-end marketing activity in Germany and France. As a result, the Company has evaluated the recoverability of certain long-lived assets in these two countries and recorded an impairment charge of $1.8 million in the International segment. The impairment charge consists of a write-down of deferred customer acquisition costs of $1.8 million and is included as a component of marketing expense in the Statement of Operations for the year ended December 31, 2000.

       Accounting for Stock-Based Compensation - As permitted by Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has chosen to measure stock-based compensation expense in accordance with the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

       Foreign Currency Translation - Foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and certain marketing expenses, which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in income in the year of occurrence. The effect of recording translation adjustments in income instead of equity for the Company's Canadian operations is not material to the financial statements.

       Effective January 1, 2001, the Company has determined that the local currency is the functional currency for most of its subsidiaries outside of the U.S., in additional to the Canadian operations, under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52). The change was adopted because of the Company's enhancement during fiscal 2000 of its International infrastructure through negotiation of contracts with International vendors denominated in local currencies.

       Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates and assumptions that could affect the reported amounts of assets and liabilities include, inter alia, provisions for sales returns and bad debts, provisions for coupon redemption and currency exchange rates. Actual results could differ from those estimates.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

       New Accounting  Standards - Statement of Financial  Accounting  Standards
       (SFAS)  No.  133,  Accounting  for  Derivative  Instruments  and  Hedging
       Activities,  is effective for all fiscal years  beginning  after June 15,
       2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

       Reclassifications - Certain reclassifications were made to the prior year's consolidated financial statements to conform to classifications used in the current period.

3.     RESULTS OF OPERATIONS AND FINANCING

       The Company's results of operations have declined over the past two years, with the Company reporting a net loss for the year ended December 31, 2000. As discussed in Note 11, the Company entered into an amendment with its revolving credit facility which modified, added or waived certain loan covenants, modified the interest rates charged, and revised the principal repayment schedule.

       Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company. During fiscal 2000, the Company reduced front-end cash marketing expenditures in all operating segments by a total of approximately $10.6 million. In addition, management of the Company's International business was replaced, key management positions were filled and the German office was closed. Management believes that available cash and cash equivalents together with cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities, as amended, for fiscal 2001. In addition, management believes that the Company will be in compliance with its amended debt covenant requirements throughout fiscal 2001. The Company's senior secured debt facility will mature on February 1, 2002 requiring that the Company refinance or restructure this indebtedness prior to that time. The Company has engaged an investment banker to assist in the refinancing and also to evaluate other strategic alternatives.

4.     OPERATING SEGMENTS

       The Company  organizes its business units into two  geographic  segments:
       North America and International. The President of HCI Direct, Inc., is responsible for North America, and the Vice President, International Operations of Hosiery Corporation International is responsible for all International locations. The North America business was established in 1975 in the United States ("U.S.") with a focus towards the direct mail marketing, manufacturing and distribution of quality women's sheer hosiery products. In fiscal 1998, the Company acquired a Canadian hosiery company. In fiscal 1999, a children's hosiery line was introduced in the U.S. market and the Company expanded its marketing channel to the Internet. In fiscal 2000, a sock line was also introduced in the U.S. market.

       The International business was established in 1996 with the entrance to the United Kingdom with women's sheer hosiery products. Further expansion occurred in Germany and France in 1997 and in fiscal 2000 the Company entered the Japanese market with a similar product line. During fiscal 2000, the Company centralized its financial and operational functions in England and further substantiated its presence through the negotiation of key contracts with local European vendors.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

4.     OPERATING SEGMENTS (continued)

       North America segment profit (EBITDA)(1) was $21,815 in fiscal 2000 compared with $43,795 in fiscal 1999. The primary reason for the $21,980 decline was a 2.9 million reduction in the total number of shipments from 1999 to 2000, resulting from an $9.5 million reduction in cash marketing spending combined with an increase in prior year amortization of deferred customer acquisition costs. International Segments Profit (EBITDA)(1) was $(6,971) for fiscal 2000 compared with $(271) for fiscal 1999. The primary reason for the $6,700 decline was the recording of an impairment change in Germany and France (see Note 2), increased marketing spending in Japan and declining profitability in the UK. In the UK, which is currently the Company's largest international business, profitability declined during the year due to increased operating costs and reduced returns on new marketing initiatives. The leadership of this business has been replaced and an external review of operations and processes has been commissioned.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

4.     OPERATING SEGMENTS (continued)

       The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                                                             2000
                                                     ------------------------------------------------------
                                                       North America      International         Total
                                                       -------------      -------------      -------------
       Revenues from External Customers                   188,511             42,115            230,626
       Intersegment Revenues                                3,360               --                3,360
       Interest Income                                         17                 28                 45
       Interest Expense                                    17,814               --               17,814
       Depreciation and Amortization                        3,620                194              3,814
       Segment Profit (EBITDA) (1)                         21,815             (6,971)            14,844
       Segment Assets                                     116,744             25,518            142,262
       Income Tax Expense (Benefit)                        (2,186)                35            (2,151)
       Long-Lived Assets                                   21,890                732             22,622

                                                                             1999
                                                     ------------------------------------------------------
                                                       North America      International         Total
                                                       -------------      -------------      -------------
       Revenues from External Customers                   215,773             44,108            259,881
       Intersegment Revenues                                2,284               --                2,284
       Interest Income                                         16                 19                 35
       Interest Expense                                    16,888               --               16,888
       Depreciation and Amortization                        3,517                 82              3,599
       Segment Profit (EBITDA) (1)                         43,795               (271)            43,524
       Segment Assets                                     128,759             26,853            155,612
       Income Tax Expense (Benefit)                        10,603             (1,841)             8,762
       Long-Lived Assets                                   23,869                470             24,339

                                                                             1998
                                                     ------------------------------------------------------
                                                       North America      International         Total
                                                       -------------      -------------      -------------
       Revenues from External Customers                   173,580             25,101            198,681
       Intersegment Revenues                                8,209               --                8,209
       Interest Income                                         56                 15                 71
       Interest Expense                                    16,632               --               16,632
       Depreciation and Amortization                        3,326                 79              3,405
       Segment Profit (EBITDA) (1)                         40,561                995             41,556
       Segment Assets                                     111,924             18,115            130,039
       Income Tax Expense                                   7,707                348              8,055
       Long-Lived Assets                                   26,824                312             27,136

(1) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) represents Income (Loss) Before Provision (Benefit) For Income Taxes of $(6,784), $20,990 and $21,519 for 2000, 1999 and
              1998, respectively, excluding Interest Expense of $17,814, $16,888 and $16,632 for 2000, 1999 and 1998, respectively, Depreciation and Amortization of $3,814, $3,599 and $3,405 for 2000, 1999 and
              1998, respectively and Expenses related to Stock Offering of $2,047 in 1999. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. See accompanying Statement of Cash Flows.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

5.     ACQUISITION

       On June 10, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enchantress Hosiery Corporation of Canada Ltd. ("EHC") for approximately $3,900, which was funded through a borrowing under the Company's revolving credit facility. EHC is engaged in the direct mail marketing and distribution of quality sheer hosiery products to consumers throughout Canada. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on estimated fair values at date of acquisition. The fair value of assets acquired and liabilities assumed was approximately $100. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $3,800 is amortized over a period of 30 years using the straight-line method.

6.     PROVISION FOR COUPON REDEMPTION

       As part of the marketing program, the Company issues coupons to program participants based upon the products purchased or the referral of new customers to the Company. Customers may redeem coupons for free gifts from a program catalog once they have collected the required number of coupons. During fiscal 2000 and 1999, customers with an average of 35 and 34, respectively, coupons redeemed for a free gift after a collection period of approximately four years. The estimated future costs for this program have been determined based on historical customer redemption patterns applicable to outstanding coupons and average gift costs.

7.     INVENTORIES
                                                            2000          1999
                                                            ----          ----

         Raw materials...............................  $   1,381     $     859
         Work-in-process.............................      2,644         2,984
         Finished goods..............................     12,670         7,658
         Promotional and packing material............      2,520         2,747
                                                       ---------     ---------
                                                         $19,215       $14,248
                                                       =========      ========

8.     PROPERTY AND EQUIPMENT
                                                            2000          1999
                                                            ----          ----

         Land and buildings..........................   $  7,125      $  7,125
         Machinery and equipment.....................     24,957        23,693
         Furniture and fixtures......................      2,518         2,249
         Leasehold improvements......................      3,925         3,839
         Automobiles.................................        526           523
                                                        --------      --------
                                                          39,051        37,429
         Less accumulated depreciation and
           amortization..............................     23,540        20,962
                                                        --------      --------
                                                         $15,511       $16,467
                                                        ========      ========

       Included in the above amounts are machinery and equipment operated under agreements which have been recorded as capital leases having a carrying value of $5,291 and $5,801 as of December 31, 2000 and 1999, respectively (net of accumulated depreciation of $6,804 and $6,293 as of December 31, 2000 and 1999, respectively). Depreciation and amortization expense for capital lease assets for 2000, 1999 and 1998 was $1,542, $1,658 and $1,738, respectively.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

9.     OTHER ASSETS
                                                               2000       1999
                                                               ----       ----
       Software, net of accumulated amortization of
          approximately $6,680 and $6,316, respectively...   $1,537       $831
       Deposits ..........................................       85         13
       Miscellaneous other................................       89         82
                                                             ------       ----
                                                             $1,711       $926
                                                             ======       ====

10.    OTHER EXPENSES

       Included in other expenses are the following:
                                                           2000    1999    1998
                                                           ----    ----    ----

          Loss on foreign exchange..................       $455    $634    $194
          Miscellaneous expenses (income)...........         15      (1)     (8)
                                                           ----    ----    ----
                                                           $470    $633    $186
                                                           ====    ====    ====

11.    LINE OF CREDIT AND LONG-TERM DEBT

                                                                                       2000       1999
                                                                                   --------   --------

             ...................................................................
         $25,000 revolving credit facility, due February 1, 2002 ...............   $ 20,483   $ 13,750
         Amounts due under term loan agreement .................................     39,000     52,000
         13.75% Senior Subordinated Notes due August 2002 ......................     69,391     69,071
         Serial bonds issued by the South Carolina Jobs-Economic
                Development  Authority  with interest rates ranging From 5.8% to
                7.1% payable beginning July 1993 in Quarterly principal payments and semi-annual  Payments to the trustee of the Bonds. Bonds are
                Collateralized by a letter of credit and a building
                Addition in South Carolina .....................................        496        612
         Capitalized lease obligations .........................................      5,418      5,925
                                                                                   --------   --------

         Total long-term debt ..................................................    134,788    141,358
         Less current portion ..................................................     32,276     28,393
                                                                                   --------   --------

         TOTAL LONG-TERM PORTION ...............................................   $102,512   $112,965
                                                                                   ========   ========

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

11.    LONG-TERM DEBT (continued)

       On October 17, 1994, the Company entered into a revolving credit and term loan agreement (the "Agreement"), which was restructured on November 20, 1997 and amended on March 26, 1999, March 27, 2000, September 27, 2000 and March 23, 2001. Outstanding borrowings as of December 31, 2000 and 1999 are $59,483 and $65,750, respectively. The facility is secured by substantially all of the assets of HCI Direct, Inc. The facility is also subject to the continuing guarantees of the subsidiaries of HCI Direct, Inc. As of December 31, 2000, the revolving credit and term loan portions of the facility have maximum borrowings of $23,000 and $65,000, respectively. The Company can borrow based on a formula, which comprises the sum of 80% of accounts receivable and 50% of inventory. The amount available under the revolving credit facility as of December 31, 2000 and 1999, net of outstanding letters of credit of $594 and $717, was $1,923 and $10,533, respectively. Interest under the revolving credit facility is payable at the banks' prime lending rate plus 2.0% (11.50% at December 31, 2000). Interest under the term loan is generally payable quarterly and is charged at a premium of 2.0% over the Base Rate or 3.0% over the Eurodollar Rate as defined in the Agreement. The rate in effect at December 31, 2000 ranged from 9.69% to 9.94%. The weighted average interest rate on the revolving credit facility was 10.50% and 8.12% for fiscal 2000 and 1999, respectively. Additionally, fees are charged on the average daily amount of unused commitment and are payable quarterly. Under the terms of the Agreement, certain restrictions are placed on additional borrowings, the purchase of property and equipment, the payment of cash dividends and the disposition of assets. The Company has also agreed to maintain certain financial ratios as defined in the Agreement.

       On March 23, 2001 the Company amended the Agreement to waive and amend certain financial covenants (as discussed below), increase the interest premium to 2.5% over the Base Rate or 3.5% over the Eurodollar Rate, reduce the total availability under the revolver by $1,267 to $21,733 and to reschedule the remaining payments on the facility from quarterly installments to negotiated monthly amounts that neither exceed the existing cumulative quarterly installments nor revise the expiration date of the facility of February 1, 2002. As amended, $10,000 will be due in fiscal 2001 and $29,000 in fiscal 2002.

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

       In accordance with the Agreement and Notes, the Company is not permitted to declare or pay any dividend or make any distribution in respect of the Company's or any of its Restricted Subsidiaries' Equity Interests other than dividends or distributions payable solely in shares of its Capital Stock. The Company was in compliance with all debt covenants noted above as of December 31, 2000 except minimum EBITDA and leverage ratios. On March 23, 2001, the group of banks amended the Agreement to include a retrospective waiver of certain financial covenants as of December 31, 2000 and prospective amendments of certain financial covenants from January 2001 to February 2002. Under the amended agreement, the Company is in compliance with all debt covenants at December 31, 2000.

       As stated above, the Company's revolving credit and loan agreement will mature on February 1, 2002 requiring the Company to refinance or restructure this indebtedness prior to that time. The Company has engaged an investment banker to assist in the refinancing and also to evaluate other strategic alternatives.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

11.    LONG-TERM DEBT (continued)

       Maturities of long-term debt consisted of the following as of December 31, 2000:

          2001................................................          $32,276
          2002................................................           99,935
          2003................................................            1,069
          2004................................................              796
          2005................................................              556
          Thereafter..........................................              156
                                                                       --------
                                                                       $134,788
                                                                       ========

12.    INCOME TAXES

       The domestic and foreign components of pre-tax income consisted of the following:

                                                  2000        1999        1998
                                                  ----        ----       ----

          United States....................     $(7,113)    $20,479     $21,110
          Foreign..........................         329         511         409
                                                -------     -------     -------
                                                $(6,784)    $20,990     $21,519
                                                =======     =======     =======

       The provision for income taxes (benefit) consisted of the following:

                                                  2000        1999       1998
                                                  ----        ----       ----
          Federal:
            Current..........................   $ 2,715     $ (887)    $  468
            Deferred.........................    (4,441)     8,073      6,701
                                                -------     ------     ------
                                                 (1,726)     7,186      7,169
                                                -------     ------     ------
          States:
            Current..........................       320        138        (31)
            Deferred.........................      (903)       818        728
                                                -------     ------     ------
                                                   (583)       956        697
                                                -------     ------     ------
          Foreign:
            Current..........................        61        378         --
            Deferred.........................        97        242        189
                                                -------     ------     ------
                                                    158        620        189
                                                -------     ------     ------
                                                $(2,151)    $8,762     $8,055
                                                =======     ======     ======

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

12.    INCOME TAXES (continued)

       The  components  of  net  deferred  tax  liabilities   consisted  of  the
       following:

                                                            2000        1999
                                                          --------    --------
          Deferred tax liabilities:
            Deferred customer acquisition costs........   $ 15,793      17,782
            Accounts receivable........................      9,985      11,922
            Prepaid assets.............................      2,143       2,951
            Property and equipment.....................        323         448
            Other assets...............................        574         705
            Other current assets.......................         --          --
            Accrued coupon redemption costs............        302         366
            State deferred taxes.......................      1,446       2,425
            Other......................................       (185)        (38)
                                                          --------    --------
                                                            30,381      36,561
                                                          --------    --------
          Deferred tax assets:
            Accrued expenses...........................       (958)     (1,268)
            Stock option...............................     (7,121)     (7,121)
            Foreign Tax Credit.........................         --        (361)
            Other......................................        (44)        (40)
                                                          --------    --------
                                                            (8,123)     (8,790)
            Valuation Allowance                                 --         361
                                                          --------    --------
                                                            (8,123)     (8,429)
                                                          --------    --------
                                                           $22,258     $28,132
                                                          ========    ========

       The following is a reconciliation of the federal statutory rate and the Company's effective tax rate:

                                                                        2000                 1999                 1998
                                                                 -----------------    -----------------    -----------------
            ..................................................
        Tax (benefit) provision at statutory rate ............   $(2,313)    34.0%    $ 7,137     34.0%    $ 7,317     34.0%
        State taxes (benefit) provision, net of
        federal benefit ......................................      (385)     5.7         631      3.0         460      2.1
        Foreign incremental tax ..............................        33     (0.5)        415      2.0          43      0.2
        Other ................................................       514     (7.5)        579      2.7         235      1.1
                                                                 -------    ------    -------   ------     -------   ------
        (Benefit) provision for income taxes .................   $(2,151)    31.7%    $ 8,762     41.7%    $ 8,055     37.4%
                                                                 =======    ======    =======   ======     =======   ======

       The Company recorded a Deferred Tax Asset for Foreign Tax Credits of $358 in 1999 which has been reduced to $0 for 2000. A full valuation allowance of $358 related to the foreign tax credits was established in 1999 and reversed in 2000.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

13.    STOCKHOLDER'S DEFICIENCY

       On July 19, 1994, an affiliate of Kelso & Company, Inc. ("Kelso"), the Company and Joseph A. Murphy, the sole stockholder of the Company (the "Stockholder"), entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, the Company repurchased from the Stockholder (the "Repurchase") for approximately $191,200, which includes approximately $900 in post-closing adjustments (net of $7,800 received from the Stockholder for the purchase of certain assets (see below)), all of its then outstanding shares of preferred stock and a substantial portion of its then outstanding shares of common stock. The Company obtained the funds necessary to effect the Repurchase from the issuance and sale of Preferred and Common stock to an Investor Group and through borrowings under the revolving credit and term loan agreement (see Note
       11). On October 17, 1994, the Company effected the recapitalization of its capital stock (the "Recapitalization"), pursuant to which certain affiliates and designees of Kelso and certain members of operating management of the Company (collectively, the "Investor Group") purchased a controlling equity interest in the Company. Following the consummation of the Repurchase, the Investor Group owned approximately 74% of the Company's common stock, with the Stockholder retaining approximately 21% of the Company's common stock.

       In connection with the Recapitalization, the Company issued 2,826 shares of voting common stock, $.01 par value, to management stockholders for cash. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $45. During 1995, the Company issued an additional 4,048 shares of voting common stock, $.01 par value, for cash under the same basic terms. The redeemable common stock was recorded at fair value on the date of issuance, less issuance costs, totaling $63. In connection with the issuance of redeemable common shares in 1995, certain agreements were amended and executed in order that
       14,643 shares of preferred stock issued for cash in 1995 and 10,218 shares of preferred stock issued for cash in October 1994 would be redeemable under the same basic terms of the redeemable common stock. Each preferred share has a $.01 par value, a stated value at liquidation of $10 and cumulative dividends of 25% of additional shares of PIK preferred stock or fractions thereof. The redeemable preferred stock was recorded at fair value on the date of issuance or amendment providing for their redemption, less issuance costs, totaling $224. The excess of the preference value over the carrying value was being accreted by periodic charges to Additional Paid-In Capital over the life of the issue. The redemption provisions were due to expire the earlier of the fifth anniversary of the October 17, 1994 Recapitalization or the closing of an initial public offering for the Company's common stock. These provisions expired in October of 1999. Accordingly, the redeemable equity securities were reclassified to stockholders' deficiency in October 1999.

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

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

13.    STOCKHOLDER'S DEFICIENCY (continued)

       On June 24, 1999, the Board of Directors and Stockholders approved the Company's filing of a Restated Certificate of Incorporation that was amended to change the name of the Company to HCI Direct, Inc., and increase the number of shares of capital stock which the Company is authorized to issue to 73 million shares.

       Treasury Stock

       During 1998, the Company repurchased from two officers of the Company a total of 18,600 shares of Common stock and 8,715 shares of Preferred stock for a total gross value of $2,076. During 2000, the Company repurchased 1,918 shares of Preferred stock and 157 shares of Common stock from a previous deceased officer of the Company for $31.

       Preferred Stock

       On September 27, 2000, the Company completed a private placement of 499,900 shares of PIK Preferred Stock, par value $.01 per share to Kelso Investment Associates V, L.P. and Kelso Equity Partners, L.P., at a price of $10 per share for an aggregate purchase price of $4,999.

       The PIK Preferred Stock is entitled to cumulative dividends, payable solely in additional shares of PIK Preferred Stock, at an estimated rate of 25% per annum when, as and if declared by the Board of Directors of the Company. In conjunction with the repurchase of the Preferred stock of a previous officer in 2000, the Board of Directors declared a cumulative dividend of 325 shares on the outstanding shares of that particular officer's surviving heirs outstanding shares. Cumulative dividends on preferred shares that have not been declared since the Recapitalization total approximately 12.5 million shares of preferred stock. The PIK Preferred Stock has an aggregate liquidation preference of approximately $37.4 million plus the liquidation preference of additional shares of PIK Preferred Stock issued in payment of dividends on the PIK Preferred Stock and the liquidation preference in respect of accumulated and unpaid dividends, whether or not declared. The PIK Preferred Stock is redeemable at the option of the Company in whole or in part at any time for a redemption price equal to the liquidation preference thereof plus all accumulated and unpaid dividends, whether or not declared, to the date of redemption. In addition, the PIK Preferred Stock has no voting rights, except that the PIK Preferred Stock is entitled to vote, as a separate class, in the event of any merger, consolidation, or sale of all or substantially all of the Company's assets, any amendment to the Company's Restated Certificate of Incorporation or any authorization or issuance by the Company of capital stock ranking senior to or pari passu with the PIK Preferred Stock with respect to dividends or liquidation preference or securities convertible into or exchangeable or exercisable for such capital stock.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

14.    STOCK OPTION PLAN

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

       On June 24, 1999 the Board of Directors approved the grant of options to purchase an aggregate of 106,000 shares of common stock to Messrs. Whalen (53,000 shares) and Pearson (53,000 shares) under the 1996 Stock Option Plan. Mr. Pearson's shares were cancelled in fiscal 2000 as he is no longer employed by the Company. The exercise price for Mr. Whalen's shares is $130.75 per share. These options will have vested on the date of their grant and will be exercisable at the earlier of seven years from the date of the grant or upon completion of an initial public offering of common stock.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)


14.    STOCK OPTION PLAN (continued)

       A summary of the status of the Company's stock option plan as of December 31, 2000 and changes during the year ending on that date is presented below:

                                                      Options with Exercise         Options with Exercise
                                                          Price Equal to             Price Less Than the
                                                         Market Price of               Market Price of
                                                       Stock on Grant Date         Stock at Date of Grant
                                                      -------------------------    -------------------------

                                                                     Weighted                     Weighted
                                                                      Average                      Average
                                                                      Exercise                     Exercise
                                                         Shares         Price         Shares         Price
                                                         ------      ---------        ------      ---------
       Outstanding at January 1, 1998                      15,911    $     --(1)     199,458        $30.00
       Granted                                                 --                         --
       Exercised                                               --                     17,344
       Cancelled                                               --          --             --            --
                                                           ------    --------      ----------      --------

       Outstanding at December 31, 1998                    15,911    $     --(1)     182,114        $30.00
       Granted                                            106,000    $ 130.75             --
       Exercised                                               --                         --
       Cancelled                                               --          --             --            --
                                                          -------    --------     ----------      --------

       Outstanding at December 31, 1999                   121,911    $     --(2)     182,114        $30.00
       Granted                                                 --                         --
       Exercised                                               --                         --
       Cancelled                                           53,000           --            --            --
                                                          -------    ---------      --------      --------
       Outstanding at December 31, 2000                    68,911    $     --(3)     182,114        $30.00
                                                          =======    =========       =======      ========

       Options exercisable at December 31,
       1998, 1999 and 2000                                    -0-                     17,344
                                                              ===                     ======

       Weighted average fair value of options
          Granted during 2000                               $  --                     $  --
                                                            =====                     =====

       At December 31, 2000, there were 600,000 options available for future grants under the Option Plan.

  (1)   Exercise price to be determined at the time of the Company's initial public offering.

  (2)   There were 79,500 shares  outstanding at a weighted average price of $130.75; 42,411 shares outstanding at an exercise price to be determined at the time of the Company's initial public offering.

  (3)   There were 53,000 shares  outstanding at a weighted average price of $130.75; 15,911 shares outstanding at an exercise price to be determined at the time of the Company's initial public offering.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

14.      STOCK OPTION PLAN (continued)

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 2000:

                                          Options Outstanding
                              -----------------------------------------------
                                                  Weighted
                                                   Average           Weighted
                                 Number           Remaining          Average
         Exercise             Outstanding        Contractual         Exercise
           Prices             at 12/31/00            Life            Price
         --------             -----------        -----------         --------


          $ 30.00              182,114            5.5 years           $ 30.00
           130.75               53,000            5.5 years            130.75
             (1)                15,911            5.5 years              (1)


       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plan. As there is no difference between the fair market value of the Common Stock, which for financial reporting purposes was based on the estimated fair value at the date of grant, and the exercise price of such options, no compensation expense has been recorded in the Company's financial statements for the year ending December 31, 1999 for the 106,000 shares granted during that year. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income for the year ending December 31, 1999, would have been decreased to the pro forma amounts indicated below:

       Net income:

                           As reported                        $12,228
                                                              =======

                           Pro forma                          $ 8,939
                                                              =======

       The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no dividend yield, (ii) no expected volatility as the Company's stock is not publicly traded, (iii) risk-free interest rate of 5.35%, and (iv) expected life of 5.5 years.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

15.    LEASE COMMITMENTS

       The Company leases premises under cancelable and noncancelable operating leases with lease terms expiring through 2007. Future minimum payments by year and in the aggregate under all noncancelable capital and operating leases having initial or remaining terms of one year or more consisted of the following at December 31, 2000:

         Year ending                                      Capital     Operating
         December 31,                                      Leases       Leases
         ------------                                      ------       ------
         2001.........................................      1,887       1,824
         2002..........................................     1,562       1,128
         2003..........................................     1,039       1,048
         2004..........................................       724       1,033
         2005..........................................       558       1,003
         Thereafter....................................       168       1,383
                                                            -----       -----
                                                            5,938       7,419
                                                            =====       =====
         Amount representing imputed interest..........       520
                                                            -----
         Present value of net minimum lease payments...     5,418
         Less current portion..........................     1,676
                                                            -----
                                                            3,742
                                                            =====

       Rental expense under all operating leases for the years ended December 31, 2000, 1999 and 1998, was approximately $1,735, $2,495 and $2,094, respectively.

16.    COMMITMENTS AND CONTINGENCIES

       The Company has entered into employment agreements with certain members of management.

       The Company has agreed to pay Kelso an annual fee of $263 each year for financial advisory services, which was waived by Kelso for fiscal 2000, and to reimburse Kelso for out-of-pocket expenses incurred. Non-officer directors of the Company, other than those directors who are affiliated with Kelso, will be paid an annual retainer of $20. In addition, the Company will reimburse all out-of-pocket expenses of non-officer directors, including those directors who are affiliated with Kelso, related to meetings attended. Non-officer directors, including those directors affiliated with Kelso, will receive no additional compensation for their services as directors of the Company except as described above.

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

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

16.    COMMITMENTS AND CONTINGENCIES (continued)

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

       In early 2001, the Company reached an agreement with 1 state that was not part of the 11-state group and paid $35,000 in the settlement. Terms of the agreement did not materially affect the business, financial condition or results of operations.

       The Company received a formal inquiry from 1 state that was not part of the 11-state group. However, the state never finalized an agreement and the Company has not heard further from the state in over 2 years. The Company does not believe that the amount of any settlement of the inquiry will be significant. While the Company believes that it will be able to resolve this inquiry and other future inquiries, it cannot assure this, nor can it assure that these or other regulators or trade associations will not require or seek to impose additional changes to the Company's promotional materials or billing practices. In addition, the Company cannot assure that these additional changes to its materials or billing practices, if any, will not be significant or will not have a material adverse effect on its business, financial condition or results of operations.

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

       On January 6, 2000, the Internal Revenue Service issued notice of a Tax Deficiency for the years ended December 31, 1993 and 1994 of $639 and $2,336, respectively plus accrued interest of $411 for 1993 and $1,201 for 1994. The total assessment for both tax and interest for these years is $4,587. The deficiency being assessed is for a corporate-owned life insurance (COLI) plan. This plan was discontinued when the Company was sold in 1994 and the policies were transferred to the former owner at that time. As part of the acquisition agreement, the former owner was responsible for any tax deficiencies related to the COLI and the monies being assessed by the Internal Revenue Service were to be held in an escrow account. The former owner and Company settled with the Internal Revenue Service in February 2000. All monies were released from escrow.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

17.    PROFIT SHARING PLAN

       The Company has a profit sharing plan covering all employees and those of its subsidiaries. Eligible employees can participate as of January 1 and July 1 after twelve months of service. Employee contributions are made on a pretax basis under Section 401(k) of the Internal Revenue Code. The Company's contribution is at the discretion of the Board of Directors. The expense associated with the employer contribution was approximately $573, $560 and $550 in 2000, 1999 and 1998, respectively.

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

       Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses. The carrying amounts of these items are a reasonable estimate of their fair values because of the short maturity of these instruments.

       Long-term Debt including Current Maturities. The fair value of the Company's long-term debt is based on the quoted market price on the subordinated notes and on current interest rates that are available to the Company for debt not quoted on an exchange. At December 31, 2000 and 1999, the Company had a carrying amount of long-term debt of $108,887 and $121,683, respectively and an estimated fair value of $102,496 and $125,412, respectively.

19.    RELATED PARTIES TRANSACTIONS

       In connection with the Recapitalization, certain members of the Company's management were granted restricted pay-in-kind preferred stock and restricted common stock of $1,022 and $478, respectively. Compensation associated with the grant of these shares was measured by the difference between the aggregate price of the restricted shares and the aggregate fair value of the shares on the measurement date. Such compensation is being recognized ratably over the six-year period for which services must be performed in order for these individuals to receive the shares without restriction. The Company is recognizing compensation expense over six years commencing October 17, 1994, which is the date the Company effected the Recapitalization and granted the restricted shares. Compensation expense related to these shares for the period ended December 31, 2000 and December 31, 1999 was $197 and $250, respectively.

                        HCI DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             (Dollars in thousands, except share and per share data)

19.    RELATED PARTIES TRANSACTIONS (continued)

       Kelso provides financial advisory services to the Company for an annual fee of $263 plus out-of-pocket expenses incurred. The annual fee for the year ended December 31, 2000 was waived. The amount incurred for those services and reimbursement of expenses not waived totaled $30 in 2000, $293 in 1999 and $294 in 1998.

20.    QUARTERLY INFORMATION (UNAUDITED)

       Summarized quarterly financial data for 2000 and 1999 are set forth below:

                                        March         June          September      December        Total
2000
Net Revenues.........................  $63,206       $55,999         $50,703         $60,718      $230,626
Gross Profit.........................   30,585        28,901          28,239          35,532       123,257
Operating Income.....................    2,303           938            (203)          7,947        10,985
Net Income(Loss).....................   (1,291)        (2,300)        (3,349)          2,307        (4,633)

1999

Net Revenues.........................  $57,145       $62,422         $61,246         $79,068      $259,881
Gross Profit.........................   28,004        34,748          34,760          44,560       142,072
Operating Income.....................    6,234         9,356          11,629          12,671        39,890
Net Income...........................    1,352         3,219           3,253           4,404        12,228

       Information for all quarters has been reclassified to conform to the December 2000 presentation.

21.    SUBSEQUENT EVENTS

       On March 23, 2001 the Company amended the Agreement to waive and amend certain financial covenants, increase the interest premium to 2.5% over the Base Rate or 3.5% over the Eurodollar Rate, reduce the total availability under the revolver by $1,267 to $21,733 and to reschedule the remaining payments on the facility from quarterly installments to negotiated monthly amounts that neither exceed the existing cumulative quarterly installments nor revise the expiration date of the facility of February 1, 2002. As amended, $10,000 will be due in fiscal 2001 and $29,000 in fiscal 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and directors, as well as additional information with respect to those persons, are set forth in the table below.

Name                      Age          Position
- ----                      ---          --------
John F. Biagini           57           Chairman of the Board
Philip G. Whalen          55           President and Chief Executive Officer
Michael D. Rowley         51           Chief Financial Officer
Hans Lengers              55           Director of the Board and President,
                                         U.S. Textile Corporation
William J. Kelly          51           Vice President, International Operations
Frank K. Bynum, Jr.       38           Director
Michael B. Goldberg       54           Director

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

     Non-officer directors of the Company, other than those directors who are affiliated with Kelso, will be paid on annual retainer of $20,000. In addition, the Company will reimburse all out-of-pocket expenses of non-officer directors, including those directors who are affiliated with Kelso, related to meetings attended. Non-officer directors, including those directors affiliated with Kelso, will receive no additional compensation for their services as directors of the Company except as described above. Officers of the Company who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company.

     There are no family relationships among directors and executive officers of the Company. For certain information regarding the stock ownership of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

     The business experience for at least the last five years of each of the directors and executive officers is as follows:

     Mr. Biagini has been the Chairman of the Company since consummation of the Recapitalization and Chief Executive Officer from October 1994 to February 2000. In October 2000, Mr. Biagini became acting Senior Vice President, International Operations. Mr. Biagini served as President from June 1992 through March 1998.

     Mr. Whalen has been President of the Company since April 1998 and Chief Executive Officer since February 2000. From 1985 to March 1998 he served as President of Enchantress Hosiery of Canada, which, in June 1998, became a wholly owned subsidiary of Hosiery Corporation of America.

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

     Mr. Kelly has been Vice President, International Operations, of the Company since July 1996. From December 1993 until June 1996, Mr. Kelly was Vice President, Systems and Operations. From November 1988 until December 1993, Mr. Kelly was Vice President, Systems and Programming.

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

     In connection with the transactions effected by the Recapitalization Agreement, the Company paid Kelso a fee of $2.625 million for financial advisory services and reimbursed it for out-of-pocket expenses incurred in connection with rendering such services. In addition, the Company has agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expense incurred. This fee was waived by Kelso for the year ended December 31, 2000. The Company has also agreed to indemnify Kelso against certain claims, losses, damages, liabilities and expenses that may arise, in connection with rendering such financial advisory services.

     The Company has a Compensation Committee, which currently consists of three directors: John Biagini, Frank Bynum and Michael Goldberg. Messrs. Bynum and Goldberg are neither officers nor employees of the Company or any of its affiliates.

Stockholders Agreement
- ----------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

         The following table sets forth the total compensation earned by the Chief Executive Officer and the six most highly compensated executive officers of the Company for the fiscal year ended December 31, 2000, as well as the total compensation earned by such individuals for the two previous fiscal years.

SUMMARY COMPENSATION TABLE
- --------------------------

                                                                           Long-Term
                                                Annual Compensation      Compensation
                                                -------------------      ------------

                                                                           Securities         All             Other
                                                                           Underlying        Other           Annual
Name                                Year        Salary      Bonus (b)     Options (c)     Compensation    Compensation
- ----                                ----        ------      ---------     -----------     ------------    ------------
Philip G. Whalen                    2000       $342,162      $ 50,000                       $ 5,980(a)
   President and                    1999       $259,062      $ 75,000       $ 53,000           --
   Chief Executive Officer          1998       $187,896          --             --             --

John F. Biagini                     2000        387,596          --             --            7,422(a)
   Chairman of the Board            1999        384,392       450,000           --            7,548(a)
                                    1998        367,474       350,000           --            7,038(a)

Hans Lengers                        2000        450,750          --             --             --  (a)
   President, U.S. Textile          1999        438,830          --             --            7,548(a)
   Corporation                      1998        431,919          --             --            7,038(a)

Michael Rowley                      2000        240,624       10,000            --             --  (a)
   Vice President and               1999         39,333          --             --             --  (a)
   Chief Financial Officer          1998           --            --             --             --  (a)

William J. Kelly                    2000        249,228         10,000          --            6,193(a)
   Vice President,                  1999        238,493         10,000          --            7,548(a)
   International Operations         1998        231,043         24,000          --            7,038(a)

- ----------------
(a)  Amounts represent Company contributions to the 401(k) Plan, which is a defined contribution plan.
(b)  Represents amounts awarded as cash/stock bonuses.
(c)      Represents options granted to certain officers under the Company's Stock Option Plan.

Long-Term Compensation
- ----------------------

Management Stock Purchase and Restricted Stock Award Agreements

         Prior to the closing of the Recapitalization, Mr. Biagini and Mr. Lengers entered into Management Stock Purchase and Restricted Stock Award Agreements with the Company (the "Management Stock Agreements"), pursuant to which Mr. Biagini was granted 18,841 restricted shares of Common Stock and 68,120 restricted shares of PIK Preferred Stock, and Mr. Lengers was granted 9,421 restricted shares of Common Stock and 34,060 restricted shares of PIK Preferred Stock in addition to the shares of Common Stock and PIK Preferred Stock granted to Mr. Biagini and Mr. Lengers is $1,000,000 and $500,000, respectively. The Common Stock was sold at $16.92 per share and the PIK Preferred Stock at $10.00 per share to the original investor group. Compensation with respect to the grant of shares will be recognized ratably over the six-year period for which services must be performed in order for Messrs. Biagini and Lengers to receive the shares without restriction. On October 16, 2000, the restricted stock award agreements were amended by extending the agreements five additional years. All other terms remained the same. No dividends will be paid on any restricted stock.


                          FISCAL YEAR-END OPTION VALUES

                   Number of Securities
                   Underlying Unexercised               Value of Unexercised
                         Options at                     In-the-Money Options
                    December 31, 2000 (#)             at December 31, 2000 ($)
                    ---------------------             ------------------------

Name                Exercisable/Unexercisable         Exercisable/Unexercisable
- ----                -------------------------         -------------------------
John F. Biagini             0/94,676                        0/3,970,955
Hans Lengers                0/47,339                        0/1,985,500
Philip G. Whalen            0/53,000                            0/0
William J. Kelly            0/17,344                         0/794,182

         There is no public market for the common stock of the Company. The value utilized for the In-the-Money Options as of December 31, 2000 was based on a valuation completed by an independent appraiser and reviewed by management for reasonableness.

No options were granted during 2000.

Employment Agreements
- ---------------------

         In August 1980, Hans Lengers entered into an Employment Agreement with the Company's manufacturing subsidiary, U.S. Textile Corporation ("U.S. Textile"), pursuant to which he is employed as President and Chief Executive Officer of U.S. Textile and to manage and operate its business and affairs for his lifetime, such agreement having been amended on September 12, 1994. Mr. Lengers is not entitled to receive compensation upon the voluntary termination of his employment with U.S. Textile. In addition, the Company may abrogate the terms and conditions of the Employment Agreement for good cause as defined by the law of North Carolina, and in any event, the Employment Agreement will terminate upon Mr. Lengers' death, adjudicated incompetency, bankruptcy or physical or mental inability to perform his duties thereunder. The agreement provides for a base salary of $5,000 per month and additional compensation in the amount that 25.0% of the U.S. Textile net profits exceed such base compensation, such that the sum of the base compensation and this additional compensation does not exceed $250,000 per annum, adjusted each year for cost of living increases. The Consumer Price Index for Urban Wage Earners and clerical workers is used as the index to compute cost of living increases. The ceiling for Mr. Lengers' salary in 2000 was $466,000. In addition, Mr. Lengers has agreed during the time of his employment not to devote any of his time and efforts to the affairs of any other business in direct competition with U.S. Textile.

         The aforementioned employment agreements require a successor to the employer thereunder to assume the respective obligations of such employer under the applicable agreement.

Compensation Committee Interlocks and Insider Participations in Compensation Decisions
- -----------------------------------------------------------------------------

         Mr. Biagini was the Chairman of the Board of the Company during the last fiscal year. Messrs. Goldberg and Bynum are both general partners of the general partner of KIAV, general partners of KEPV and are Managing Directors of Kelso.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ---------------------------------------------------------------------------

         The following table sets forth information as of March 30, 2001 with respect to the beneficial ownership of shares of Common Stock of all stockholders of the Company who are known by the Company to beneficially own more than 5% of any such class, by each director, by each executive officer of the Company named in the summary compensation table and by all directors and executive officers of the Company as a group, as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. The Common Stock set forth in the following table includes voting Common Stock and non-voting Class A Common Stock. Except as indicated in the footnotes below, all shares of Common Stock are voting Common Stock. Prior to the consummation of the Recapitalization, the Stockholder owned all of the issued and outstanding shares of Common Stock and Old Preferred Stock.

                                                                                        Percentage of Shares
         Name and Address                                     Number of Shares            of Common Stock
         of Beneficial Owner                                   of Common Stock               Outstanding
         -------------------                                  ----------------          --------------------
         Kelso Investment Associates V, L.P. (a)(b).......           995,932                    70.78%
         Kelso Equity Partners V, L.P. (a)(b).............           995,932                    70.78%
         Joseph S. Schuchert(b)...........................             (d)                       (d)
         Frank T. Nickell(b)(c)...........................             (d)                       (d)
         Thomas R. Wall, IV(b)(c).........................             (d)                       (d)
         George E. Matelich(b)............................             (d)                       (d)
         Michael B. Goldberg(b)(c)(e).....................             (d)                       (d)
         David I. Wahrhaftig (b)(c).......................             (d)                       (d)
         Frank K. Bynum, Jr.(b)(c)(e).....................             (d)                       (d)
         Joseph A. Murphy(i)..............................           292,600                    20.80%
         John F. Biagini(f)(g)(h).........................            23,681                    1.68%
         Hans Lengers(f)(g)(h)............................            11,841                     .84%
         William J. Kelly(f)(g)...........................               188                     .01%
         All directors and executive officers of the
             Company as a group(f)(g).....................            37,686                    2.68%

- ---------------
(a) As part of the 1994 Recapitalization, KIAV and KEPV acquired respectively 960,634 and 40,026 shares of Common Stock, representing 68.6% and 0.9%, respectively, of the shares of Common Stock outstanding. Subsequent to the 1994 Recapitalization, KEPV transferred 4,728 shares of Common Stock to certain family trusts of Messrs. Wall and Goldberg for which Mr. Nickell serves as trustee. The Kelso Affiliates, due to their common control, could be deemed to beneficially own each of the other's shares, but disclaim such beneficial ownership.
(b) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(c) Excludes 4,728 shares of Common Stock owned by certain family trusts of Messrs. Wall and Goldberg, which may be deemed to be beneficially owned by each of Messrs. Wall and Goldberg, but each disclaims such beneficial ownership. Mr. Nickell serves as trustee for these family trusts of Messrs. Wall and Goldberg, and as such these shares may be deemed to be beneficially owned by Mr. Nickell, but Mr. Nickell disclaims such beneficial ownership.
(d) Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum may be deemed to share beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich , Goldberg, Wahrhaftig and Bynum share investment and voting power with respect to securities owned by the KIAV and KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum disclaim beneficial ownership of shares of Common Stock and PIK Preferred Stock owned of record by KIAV and KEPV.
(e)  Mr. Goldberg and Mr. Bynum are directors of the Company.
(f) The business address of such person(s) is HCI Direct, Inc., 3369 Progress Drive, Bensalem, Pennsylvania 19020.
(g) Each of such persons may hold options granted under the option plan. Shares of Common Stock subject to such options are not reflected in the table.
(h) In addition, prior to the closing of the Recapitalization, Messrs. Biagini and Lengers acquired in the aggregate approximately 3.0% of the shares of PIK Preferred Stock issued in the Recapitalization. The amounts of Common Stock beneficially owned by Messrs. Biagini and Lengers as reflected in the above table and PIK Preferred Stock acquired by Messrs. Biagini and Lengers as described in the preceding sentence include grants made by the Company prior to the consummation of the Recapitalization to Messrs. Biagini and Lengers of an aggregate of 28,262 shares of Common Stock and approximately 2.7% of the shares of PIK Preferred Stock, in each case subject to certain restrictions.
(i) The business address of such person is Sheffield Marketing Associates, 19 Short Road, Doylestown, Pennsylvania 18901.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------
         Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the Recapitalization.

Investor Relationships
- ----------------------
         Kelso affiliates beneficially own 70.8% of the shares of common equity of the Company as described under "Security Ownership of Certain Beneficial Owners and Management". The Company has agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities and expenses that may arise in connection with the transactions contemplated by the Recapitalization Agreement. The Company has also agreed to pay Kelso an annual fee of $262,500 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred, and to indemnify it against certain claims, losses, damages, liabilities and expenses which may arise, in connection with rendering such services. Kelso's out-of-pocket expenses in connection with its services rendered during 2000 were approximately $30,000. The annual fee of $262,500 was waived by Kelso for the year ended December 31, 2000.

         Certain Kelso affiliates are parties to a stockholders agreement. In addition, certain affiliates of Kelso, the Company and certain investors in the Company's stock who are designees of Kelso entered into Letter Agreements (collectively, the "Letter Agreements"), each of which, among other things, provides for certain restrictions on the transfer of stock by such investors. The Company has a stockholders agreement that provides, among other things, for certain restrictions on the transfer of the Company's stock.

The Recapitalization and Related Transactions
- ---------------------------------------------
         The Recapitalization Agreement contains customary representations, warranties, indemnities and conditions. In addition, the Recapitalization Agreement provides that the Stockholder, on the one hand, and Company, on the other, will, subject to certain limitations set forth therein, indemnify each other and their respective stockholders, subsidiaries, affiliates, officers and directors and their respective successors and assigns, from, against and in respect of any damages, losses, deficiencies, liabilities, costs and expenses, incurred as a result of any (i) misrepresentations or breaches of warranties set forth in the Recapitalization Agreement or in any certificate delivered pursuant thereto and (ii) non-fulfillment of certain agreements or covenants set forth in the Recapitalization Agreement. The representations and warranties and covenants and agreements to which such indemnification relates are standard and include representations and warranties with respect to ownership of stock, capitalization, financial statements, absence of defaults under agreements and violations of law and similar matters. In addition, the Recapitalization Agreement provides for similar indemnification by the Stockholder with respect to certain other matters, including, among other things, claims by third parties resulting from or arising out of certain activities in connection with the Stockholder's auction and sale of the Company and certain liabilities incurred as a result of the operations (or relating to the assets) which were transferred to the Stockholder prior to the Recapitalization (as described below) or arising out of such transfer. Under the Recapitalization Agreement, such indemnification is subject to certain baskets and deductibles and, in general, has an aggregate limit of $15 million.

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

A.   The following documents are filed as a part of this Report:

     (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on Page 17.

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

       3.7         Form of  Restated  Certificate  of       Exhibit  3.7 to Form 10-K
                   Incorporation of the Company with        dated March 30, 2000
                   the  Secretary  of State of the
                   State of  Delaware on October
                   20, 1999

       3.8         Certificate  of  Amendment  of the       Exhibit  3.0 to Form 10-Q
                   Certificate of  Incorporation of the     dated November 13, 2000
                   Company  filed  with the  Secretary
                   of State of the State of  Delaware
                   on September 19, 2000

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

                                       52


                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------

       4.3         Amended and  Restated  Credit            Exhibit 4.3 to Form 10-K dated
                   Agreement as of November 20,             dated March 30, 1998
                   1997 among the Company, various
                   lending  institutions and Bankers
                   Trust Company, as Agent

       4.4         Amended and Restated Credit Agreement    Exhibit 4.4 to Form 10-K
                   dated as of March 26, 1999 among the     dated March 29, 1999
                   Company; various lending institutions
                   and Bankers Trust Company, as Agent

       4.5         Amendment  and Waiver to the Credit      Exhibit 4.5 to Form 10-K
                   Agreement dated as of December 29,       dated March 30, 2000
                   1999 among the Company, various
                   lending institutions and Bankers
                   Trust Company, as Agent

       4.6         Amendment and Waiver to the Credit       Exhibit 4.1 to Form 10-Q
                   dated Agreement dated as of              dated May 15, 2000
                   March 27, 2000 among the Company,
                   various lending institutions and
                   Bankers Trust Company, as Agent

       4.7         Amendment  to the Credit  Agreement      Exhibit 4.0 to Form 10-Q
                   dated as of September 27, 2000           dated November 13, 2000
                   among the Company,  various lending
                   institutions and Bankers Trust
                   Company, as Agent.

       *4.8        Amendment and Waiver to the Credit
                   Agreement dated as of March 23, 2001
                   among the Company, various lending
                   institutions and Bankers Trust
                   Company, as Agent

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

       10.4        Executive Employment Agreement between   Exhibit 10.4 to Form 10-K dated
                   the Company and Robert M. Henry, dated   March 26, 1996
                   as of August 7, 1995

       10.5        Management Stock Subscription            Exhibit 10.5 to Form 10-K dated
                   Agreement dated August 14, 1995          March 26, 1996


                   EXHIBITS                                 INCORPORATION BY REFERENCE
                   --------                                 --------------------------
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

       10.12       HCI Direct, Inc. 1999 Stock Option       Exhibit 10.10 to Registration Statement No.
                   Plan.                                    333-07197 on Form S-1 dated June 28, 1999

       10.13       Executive Employment Agreement between   Exhibit 10.13 to Form 10-K dated March 20,
                   the Company and Michael D. Rowley,       2000
                   dated as of October 5, 1999

       10.14       Stock  Subscription Agreement dated as   Exhibit 10.0 to Form 10-Q dated
                   of  September  27, 2000  between the     November 13, 2000
                   Company and Kelso Investment
                   Associates V, L.P. and Kelso Equity
                   Partners V, L.P.

       *21.1       Subsidiaries of the Registrant



         *  Filed herewith.


B.       Reports on Form 8-K filed during the quarter ended December 31, 2000:

         None.

SIGNATURES
- ----------
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                           HCI DIRECT, INC.
                                                /s/ MICHAEL D. ROWLEY
                                           BY:  ______________________________
                                                Michael D. Rowley
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.

Signatures                                 Title
- ----------                                 -----


/s/ JOHN F. BIAGINI
______________________________             Chairman of the Board
John F. Biagini


/s/ PHILIP G. WHALEN
______________________________             President and Chief Executive Officer
Philip G. Whalen


/s/ HANS LENGERS
______________________________             President, U.S. Textile Corporation
Hans Lengers                               and Director


/s/ MICHAEL D. ROWLEY
______________________________             Chief Financial Officer
Michael D. Rowley                          (Principal Financial and Accounting
                                           Officer)


/s/ FRANK K. BYNUM, JR.
______________________________              Director
Frank K. Bynum, Jr.


/s/ MICHAEL B. GOLDBERG
______________________________              Director
Michael B. Goldberg

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   HCI Direct, Inc.
Bensalem, Pennsylvania

We have audited the consolidated financial statements of HCI Direct, Inc. (formerly Hosiery Corporation of America, Inc.) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 29, 2001, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 29, 2001


SCHEDULE I
- ----------
                                HCI DIRECT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                          Balance at      Charged to                    Balance at
                                                         Beginning of     Costs and        Amounts        End of
                                                            Period         Expenses      Written Off      Period
                                                         ------------     ----------     -----------    ----------
YEAR ENDED DECEMBER 31, 2000
     Allowance for Uncollectible Accounts..........         $6,048         $22,369         $23,961        $4,456
                                                            ======         =======         =======        ======


YEAR ENDED DECEMBER 31, 1999
     Allowance for Uncollectible Accounts..........         $1,901         $28,552         $24,405        $6,048
                                                            ======         =======         =======        ======


YEAR ENDED DECEMBER 31, 1998
     Allowance for Uncollectible Accounts..........         $1,448         $11,536         $11,083        $1,901
                                                            ======         =======         =======        ======

                                  EXHIBIT INDEX


                   EXHIBITS


             21.1  Subsidiaries of the Registrant