Form 10-Q
period 2001-03-31
HCI DIRECT INC
filed 2001-05-15
CIK 934383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           -------------------------


                                    FORM 10-Q


                           -------------------------


                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

                          Commission File No. 33-87392

                                HCI DIRECT, INC.
               Incorporated pursuant to the Laws of Delaware State

                           -------------------------

        Internal Revenue Service-- Employer Identification No. 36-0782950

                3369 Progress Drive, Bensalem, Pennsylvania 19020
                                  215-244-1777

                           -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      |X|               No       |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at May 14, 2001
----------------------------                        ---------------------------
Voting                                                        1,331,574
Class A, non-voting                                              75,652

INDEX                                                                PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
     March 31, 2001 and December 31, 2000                              3

     Condensed Consolidated Statements of Operations
     Three month periods ended March 31, 2001 and
     April 1, 2000                                                     4

     Condensed Consolidated Statements of Cash Flows
     Three month periods ended March 31, 2001 and
     April 1, 2000                                                     5

     Notes to Condensed Consolidated Financial Statements           6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-14

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                  14


PART II - OTHER INFORMATION                                        15-16
---------------------------


SIGNATURES                                                            17

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------

                        HCI DIRECT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)
                                                                                                        March 31,       December 31,
                                                                                                           2001             2000
                                                                                                       -----------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                           $   1,853        $   3,108
     Accounts receivable, less an allowance for doubtful accounts of
      $3,674 and $4,456 in 2001 and 2000, respectively ...........................................          34,320           42,891
     Inventories .................................................................................          17,102           19,215
     Prepaid customer acquisition costs ..........................................................             454            4,988
     Prepaid and other current assets ............................................................           2,553            1,991
                                                                                                         ---------        ---------
          Total current assets ...................................................................          56,282           72,193
PROPERTY AND EQUIPMENT, net ......................................................................          14,915           15,511
DEFERRED CUSTOMER ACQUISITION COSTS ..............................................................          51,006           47,447
DEFERRED DEBT ISSUANCE COSTS, less accumulated amortization of
     $10,082 and $9,710 in 2001 and 2000, respectively ...........................................           1,759            1,916
GOODWILL, less accumulated amortization of $340 and $310 in 2001 and 2000, respectively ..........           3,454            3,484
OTHER ASSETS .....................................................................................           1,726            1,711
                                                                                                         ---------        ---------
TOTAL ............................................................................................       $ 129,142        $ 142,262
                                                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Current portion of financing arrangements ...................................................          57,540           32,276
     Bank overdrafts .............................................................................           2,766              647
     Accounts payable ............................................................................          13,403           12,332
     Accrued expenses and other current liabilities ..............................................           6,234            6,819
     Accrued interest ............................................................................           2,313            4,433
     Accrued coupon redemption costs .............................................................           3,400            3,406
     Deferred income taxes .......................................................................           8,848           10,064
     Income taxes payable ........................................................................           1,562            3,539
                                                                                                         ---------        ---------
          Total current liabilities ..............................................................          96,066           73,516
LONG-TERM DEBT, Less current portion .............................................................          73,243          102,512
ACCRUED COUPON REDEMPTION COSTS ..................................................................             306              307
DEFERRED INCOME TAXES ............................................................................          10,720           12,194
                                                                                                         ---------        ---------
          Total liabilities ......................................................................         180,335          188,529
                                                                                                         ---------        ---------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 12,000,000 shares authorized:
       5,000,000 shares designated as pay-in-kind preferred stock, stated at liquidation value of $10 per share; 25% cumulative, (liquidation preference of $178,267 and
       $167,963 in 2001 and 2000, respectively), 4,312,126 shares issued
       in 2001 and 2000, 4,301,493 shares outstanding in 2001 and 2000 ...........................          43,121           43,121
     Common stock, voting, $.01 par value: 3,000,000 and 60,000,000 shares authorized in 2001 and 2000, respectively, 1,350,174 shares issued in 2001 and 2000,
      1,331,574 shares outstanding in  2001 and 2000 .............................................              13               13
     Common stock, Class A, non-voting, $.01 par value:
       500,000 and 1,000,000 shares authorized in 2001 and 2000, respectively,
       75,652 shares issued and outstanding ......................................................               1                1
     Additional paid-in capital ..................................................................          19,117           19,117
     Compensatory stock options outstanding ......................................................          20,943           20,943
     Accumulated deficit .........................................................................        (131,959)        (127,355)
     Cumulative translation adjustment ...........................................................            (322)            --
                                                                                                         ---------        ---------
                                                                                                           (49,086)         (44,160)
     Treasury stock, at cost, 29,390 shares in 2001 and 2000 (10,633 preferred shares
       and 18,757 common shares) .................................................................          (2,107)          (2,107)
                                                                                                         ---------        ---------
          Net stockholders' deficiency ...........................................................         (51,193)         (46,267)
                                                                                                         ---------        ---------
TOTAL ............................................................................................       $ 129,142        $ 142,262
                                                                                                         =========        =========

                 See notes to condensed consolidated financial statements.

                        HCI DIRECT, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           THREE MONTH PERIODS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)



                                                           2001          2000
                                                         --------      --------

NET REVENUES .......................................     $ 47,298      $ 63,206
                                                         --------      --------

COSTS AND EXPENSES:
     Cost of sales .................................       24,567        32,106
     Administrative and general expenses ...........        4,138         3,617
     Provision for doubtful accounts ...............        4,737         7,464
     Marketing costs ...............................       14,682        15,533
     Coupon redemption costs .......................          625           729
     Depreciation and amortization .................          977           874
     Business advisory services ....................          400          --
     Other expenses ................................           64           580
                                                         --------      --------

 OPERATING (LOSS) INCOME ...........................       (2,892)        2,303
     Interest income ...............................           28             5
     Interest expense ..............................        4,330         4,390
                                                         --------      --------

 LOSS BEFORE BENEFIT FOR INCOME TAXES ..............       (7,194)       (2,082)
 BENEFIT FOR INCOME TAXES ..........................       (2,590)         (791)
                                                         --------      --------

 NET LOSS ..........................................       (4,604)       (1,291)

 OTHER COMPREHENSIVE LOSS:
     Foreign currency translation adjustment .......         (322)         --
                                                         --------      --------

 COMPREHENSIVE LOSS ................................     $ (4,926)     $ (1,291)
                                                         ========      ========


                See notes to condensed consolidated financial statements.


                        HCI DIRECT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTH PERIODS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                         2001             2000
                                                                                      ---------        ---------

OPERATING ACTIVITIES:
   Net loss ....................................................................      $ (4,604)        $ (1,291)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................................           977              874
      Amortization of debt issue costs and discounts ...........................           460              441
      Other ....................................................................          (322)              67
      Amortization of deferred customer acquisition costs ......................        11,034           13,739
      (Increase) decrease in operating assets:
            Accounts receivable ................................................         8,571            4,511
            Inventories ........................................................         2,113           (1,540)
            Deferred customer acquisition costs ................................       (14,593)         (22,366)
            Prepaid and other current assets ...................................         3,972            5,606
            Other assets .......................................................          (114)             (70)
      Increase (decrease) in operating liabilities:
            Accounts payable, accrued expenses and other liabilities ...........           485               (7)
            Income taxes payable ...............................................        (1,977)              (4)
            Deferred income taxes ..............................................        (2,690)          (1,066)
            Accrued coupon redemption costs ....................................            (7)            (151)
                                                                                      --------         --------
                  Net cash provided by (used in) operating activities ..........         3,305           (1,257)
                                                                                      --------         --------

INVESTING ACTIVITIES:
   Acquisitions of property and equipment ......................................          (252)            (126)
   Proceeds from sale of property and equipment ................................          --                 24
                                                                                      --------         --------
                  Net cash used in investing activities ........................          (252)            (102)
                                                                                      --------         --------

FINANCING ACTIVITIES:
   Net (payments on) borrowings under line of credit ...........................        (3,350)           5,083
   Payments on bank and other financing ........................................          (279)          (3,250)
   Payments on capital leases ..................................................          (464)            (395)
   Debt issuance costs .........................................................          (215)             (79)
                                                                                      --------         --------
                  Net cash (used in) provided by financing activities ..........        (4,308)           1,359
                                                                                      --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................        (1,255)            --
   Cash and cash equivalents at beginning of year ..............................         3,108             --
                                                                                      --------         --------
   Cash and cash equivalents at end of period ..................................      $  1,853         $   --
                                                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .................................................................      $  5,964         $  6,247
                                                                                      ========         ========
      Income taxes .............................................................      $  2,070         $    275
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


NOTE 1.       Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements of HCI Direct, Inc. and subsidiaries, which are unaudited except for the Consolidated Balance Sheet as of December 31, 2000, which is derived from audited financial statements, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and April 1, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

NOTE 2.       Results of Operations and Financing

The Company's results of operations have declined over the past two years, with the Company reporting a net loss for the year ended December 31, 2000 and the quarter ended March 31, 2001. As discussed in note 5, the Company entered into an amendment with its revolving credit facility which modified, added or waived certain loan covenants, modified the interest rates charged, and revised the principal repayment schedule.

Since the second half of fiscal 2000, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company. During fiscal 2000, the Company reduced front-end cash marketing expenditures in all operating segments by a total of approximately $10,600.
In addition, management of the Company's International business was replaced, key management positions were filled and the German office was closed. Management believes that available cash and cash equivalents together with cash flows from operations and available borrowings under the Company's revolving credit facility will be sufficient to fund the Company's operating activities, investing activities and debt maturities, as amended, for fiscal 2001. In addition, management believes that the Company will be in compliance with its amended debt covenant requirements throughout fiscal 2001. The Company's senior secured debt facility will mature on February 1, 2002 requiring that the Company refinance or restructure this indebtedness prior to that time. The Company has engaged an investment banker to assist in the refinancing and also to evaluate other strategic alternatives.

NOTE 3.       Inventories

                                               March 31,       December 31,
                                                 2001              2000
                                               ---------       ------------

Raw materials...............................    $ 1,106          $ 1,381
Work-in-process.............................      3,143            2,644
Finished goods..............................     10,229           12,670
Promotional and packing material............      2,624            2,520
                                                -------          -------
                                                $17,102          $19,215
                                                =======          =======

NOTE 4.      Commitments and Contingencies

The Company has continuing obligations with certain members of management pursuant to previously signed employment agreements.

The Company has agreed to pay Kelso an annual fee of approximately $300 each year for financial advisory services, which was waived by Kelso for fiscal 2000, and to reimburse Kelso for out-of-pocket expenses incurred. Non-officer directors of the Company, other than those directors who are affiliated with Kelso, will be paid an annual retainer of $20. In addition, all out-of-pocket expenses of non-officer directors, including those directors who are affiliated with Kelso, related to meetings attended, will be reimbursed by the Company. Non-officer directors, including those directors affiliated with Kelso, will receive no additional compensation for their services as directors of the Company except as described above.

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

Under the terms of the 11-state agreement, the Company paid $300 in administrative expenses and fees during 1997. The agreement also required that the Company pay refunds to customers under certain circumstances for a six-month period. These refunds were not material to the Company's business, financial condition or results of operations.

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

On January 6, 2000, the Internal Revenue Service issued notice of a Tax Deficiency for the years ended December 31, 1993 and 1994 of approximately $600 and approximately $2,300, respectively plus accrued interest of approximately $400 for 1993 and approximately $1,200 for 1994. The deficiency being assessed is for a corporate-owned life insurance (COLI) plan. This plan was discontinued when the Company was sold in 1994 and the policies were transferred to the former owner at that time. As part of the acquisition agreement, the former owner is responsible for any tax deficiencies related to the COLI and the monies being assessed by the Internal Revenue Service were to be held in an escrow account. The former owner and Company settled with the Internal Revenue Service in February 2000. All monies were released from escrow.

NOTE 5.       Note Payable to Bank

The Company has a revolving credit facility which provides for maximum borrowings of approximately $21.7 million. The Company can borrow based on a formula which comprises the sum of 80% of accounts receivable and 50% of inventory.

On March 23, 2001 the Company amended the Agreement to waive and amend certain financial covenants (as discussed below), increase the interest premium to 2.5% over the Base Rate or 3.5% over the Eurodollar Rate, reduce the total availability under the revolver by approximately $1,300 to approximately
$21,700 and to reschedule the remaining payments on the facility from quarterly installments to negotiated monthly amounts that neither exceed the existing cumulative quarterly installments nor revise the expiration date of the facility of February 1, 2002. As amended, $10,000 will be due in fiscal
2001 and $29,000 in fiscal 2002. The amended Agreement includes a retrospective waiver of certain financial covenants as of December 31, 2000 and prospective amendments of certain financial covenants from January 2001 to February 2002. Under the amended Agreement, the Company is in compliance with all debt covenants at March 31, 2001.

At March 31, 2001, there were outstanding borrowings of approximately $17,100 at a weighted average interest rate of 10.0%. In addition, there were outstanding letters of credit of approximately $600 resulting in approximately $4,000 available to borrow.

NOTE 6.       Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. The adoption of SFAS 133 had no impact on the financial position, results of operations or cash flows of the Company.

NOTE 7. Change in Accounting for Functional Currency and Cumulative Translation Adjustment

Effective January 1, 2001, the Company has determined that the local currency is the functional currency for the European and Canadian subsidiaries, under SFAS No. 52, Foreign Currency Translation. SFAS 52 requires adjustments resulting from translating foreign functional currency financial statements into U.S. dollars to be included in a separate line item in the stockholders' equity section of the balance sheet. The change was adopted because the Company's enhancement during fiscal 2000 of its international infrastructure through negotiations of contracts with international vendors denominated in local currencies. Prior to January 1, 2001, the Company considered the functional currency of all subsidiaries to be the U.S. dollar.

The effect of the accounting change was to include approximately $(300) of foreign currency translation loss for the quarter ended March 31, 2001 in the cumulative translation adjustment, which is classified in the stockholders' deficiency section of the accompanying balance sheet. No tax benefit has been recognized for the quarter ended March 31, 2001 related to the foreign currency translation loss due to immateriality. The change in the cumulative translation adjustment for the quarter ended March 31, 2001 is as follows:

Balance at January 1, 2001                  $    0

Other comprehensive loss:
Foreign currency translation adjustment       (322)
                                            ------

Balance at March 31, 2001                   $ (322)
                                            ======

NOTE 8.       Stockholders' Deficiency

Effective January 9, 2001, the Company's Articles of Incorporation were amended to reduce the number of authorized shares of Common Stock. Common Stock, voting was reduced to 3,000,000 shares from 60,000,000 shares and Common Stock, Class A was reduced to 500,000 shares from 1,000,000 shares.

NOTE 9.       Operating Segments

The Company organizes its business units into two geographic segments: North America and International. Segment information for the three month period ended March 31, 2001 and April 1, 2000 is as follows:

                                         Three Month Period Ended March 31, 2001
                                         ---------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------    ------

Revenues from external customers.....      $39,950      $ 7,348         $47,298
Intersegment revenues................          362           --             362
Segment profit (EBITDA) (1)..........         (216)      (1,271)         (1,487)
Segment assets.......................      108,595       20,547         129,142

                                          Three Month Period Ended April 1, 2000
                                         ---------------------------------------
                                            North
                                           America     International     Total
                                           -------     -------------    ------

Revenues from external customers.....      $49,368      $13,838          $63,206
Intersegment revenues................          907           --              907
Segment profit (EBITDA) (1)..........        5,398       (2,216)           3,182
Segment assets.......................      127,227       27,444          154,671
----------
(1) Earnings before interest, taxes, depreciation and amortization (EBITDA) represents loss before benefit for income taxes of $(7,194) and $(2,082) for the three month period ended March 31, 2001 and April 1, 2000, respectively, excluding interest expense of $4,330 and $4,390 for the three month period ended March 31, 2001 and April 1, 2000, respectively, and depreciation and amortization of $977 and $874 for the three month period ended March 31, 2001 and April 1, 2000, respectively, and business advisory services of $400 for the three month period ended March 31, 2001. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles. Further, the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Three Month Periods Ended March 31, 2001 and April 1, 2000
--------------------------------------------------------------------------

The following discussion should be read in conjunction with the audited Consolidated Financial Statements of HCI Direct, Inc. and Subsidiaries, and the respective Notes thereto, filed with the registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2000. As used within Item 2 and 3, the term "Company" refers to HCI Direct, Inc. and its wholly-owned subsidiaries.

The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company and in the Company's specific market areas: changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues:

                                                Three Month Periods Ended
                                                -------------------------

                                                     March 31,   April 1,
                                                       2001        2000
                                                     ---------   --------

Net revenues ..................................       100.0%      100.0%
         Cost of sales ........................        51.9        50.8
         Administrative and general expenses ..         8.8         5.7
         Provision for doubtful accounts ......        10.0        11.8
         Marketing costs ......................        31.0        24.6
         Coupon redemption costs ..............         1.3         1.1
         Depreciation and amortization ........         2.1         1.4
                                                      -----       -----
                  Subtotal ....................       105.1        95.4
                                                      -----       -----

(Loss) income before interest-net, other
         expenses and provision for income
         taxes ................................        (5.1)%       4.6%
                                                      =====       =====

Three Month Period Ended March 31, 2001 Compared to Three Month Period Ended April 1, 2000
----------------------------------------------------------------------------

Net revenues for the first quarter of 2001 were $47.3 million, a decrease of 25.2% over 2000 first quarter net revenues of $63.2 million. This was primarily due to a reduction in the number of solicitations.

Cost of sales decreased from $32.1 million in 2000 to $24.6 million in 2001, a decrease of 23.5%. This decrease was primarily due to lower net revenues in the first quarter of 2001. As a percentage of net revenues, cost of sales increased to 51.9% in 2001 from 50.8% in 2000.

Provision for doubtful accounts decreased 36.5% to $4.7 million in 2001 from $7.5 million in 2000. This decrease was primarily due to the net revenues being lower in the first quarter of 2001 compared to 2000.

Marketing costs decreased 5.5% to $14.7 million in 2001 from $15.5 million in 2000. As a percentage of net revenues, marketing costs were 31.0% in 2001 as compared with 24.6% in 2000.

Operating loss of $(2.9) million in 2001 decreased 225.6% from an income of $2.3 million in 2000. This decrease was primarily the result of decreased revenue offset by cost of sales, provision for doubtful accounts and marketing costs. As a percentage of net revenues, operating income was (6.1)% in 2001 versus 3.6% in 2000.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements arise principally from the need to finance new customer acquisitions, capital expenditures, debt repayment and other working capital requirements. The Company expects to finance these cash requirements in 2001 out of cash balances, the unutilized portion of the Revolving Credit Facility and internally generated funds and to seek to refinance the whole of its senior debt facilities prior to their maturity date of February 1, 2002.

The decrease in working capital of $38.5 million from the end of 2000 is caused primarily by the bank debt, which, having a maturity within 12 months, is now classified as a current liability.

Net cash provided by (used in) operating activities was $3.3 million for the first quarter of 2001 as compared to $(1.3) million in 2000. This change was primarily due to decreases in accounts receivable, inventories and payments for customer acquisition costs, offset by increases in accounts payable.

Net cash used in investing activities to acquire assets was $0.3 million in the first quarter of 2001 compared to $0.1 million in 2000.

Net cash (used in) provided by financing activities was $(4.3) million and $1.4 million for the first quarter of 2001 and 2000, respectively. There was $3.4 million reduced net borrowing on the credit line in 2001 as compared to 2000.

The Recapitalization

As a result of the substantial indebtedness incurred in connection with a Recapitalization in October 1994, the Company has significant debt service obligations. At March 31, 2001, the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) was approximately $130.8 million, including approximately $57.2 million of senior secured debt and approximately $69.5 million of senior subordinated debt (represented by the Notes). Since consummation of the Recapitalization, the Company's ongoing cash requirements through the end of fiscal 2001 will consist primarily of interest payments and required amortization payments under the Credit Agreement, interest payments on the Notes, payments of capital lease obligations, front end marketing expenditures, working capital, capital expenditures and taxes. Other than upon a change of control (as defined) or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Notes until maturity, August 2002.

Under the original Term Loan Agreement, $20 million was due in fiscal 2001 with the balance due at maturity, February 1, 2002. On March 23, 2001, the Company amended the revolving credit facility and term loan agreement to waive and amend certain financial covenants, increase the interest premium by 0.5%, reduce the availability of the revolver by $1.3 million to $21.7 million (of which $4 million is available at March 31, 2001) and to reschedule the remaining payments. As a result of the rescheduling of the payments, $10.0 million is due in fiscal 2001 and the remaining $29.0 million is due in fiscal 2002. The Company intends to repay the amended principal installments out of internally generated funds and to seek to refinance the whole of its senior debt facilities. An investment banker has been appointed to assist with the refinancing and also to evaluate other strategic alternatives for the Company.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of March 31, 2001 has not significantly changed since December 31, 2000. The market risk profile on December 31, 2000, is disclosed in the Company's 2000 Annual Report on Form 10-K.

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

Item 2.  Change in Securities and Use of Proceeds
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a vote of Security Holders
         On January 9, 2001, a majority of holders of the Company's issued and outstanding Common Stock and Pay-In-Kind Preferred Stock approved by written consent the Company's filing of a Certificate of Amendment of the Restated Certificate of Incorporation which (i) decreased to 15,500,000 the total number of shares the Company is authorized to issue; (ii) decreased to 3,000,000 the number of shares of Common Stock, par value $0.01, the Company is authorized to issue; and (iii) decreased to 500,000 the number of shares of Class A Common Stock, par value $0.01, the Company is authorized to issue.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8K.

     A.    Exhibits

     3.1 Restated Certificate of Incorporation of the Company, filed with the State of Delaware on October 27, 1999.

     3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the State of Delaware on January 9, 2001.

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



                                                              HCI DIRECT, INC.
                                                              ----------------
                                                              (Registrant)




                                                     /s/ MICHAEL D. ROWLEY
Date:  May 14, 2001                               ____________________________
------------------------
                                                  Michael D. Rowley
                                                  Chief Financial Officer